Form 10QSB
period 2001-11-30
APACHE MOTOR CORP
filed 2002-01-14
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[    ]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

For  the  quarterly  period  ended  November  30,  2001

[ X ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from  March 1, 2001   to  November 30, 2001
                                 -------------       ------------ ----

                            APACHE MOTOR CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                    000-33149                    #76-0603927
       ------                    ---------                    -----------
(State  or  other             (Commission  file            (I.R.S.  Employer
jurisdiction of                    number)                Identification  No.)
organization)


                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                                 Canada V6C 1A1
                                 --------------
                    (Address of principal executive offices)

                                 (604) 681 7806
                                 --------------
                           (Issuer's telephone number)

                            Fiscal year end was August 31
                       --------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
    (1)  Yes  [ x ]     No  [   ]               (2)  Yes  [ x ]     No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                 November 30, 2001  -  30,100,000 common shares

Transitional  Small  business  Issuer  Format     Yes  (   )   No  (  X )

TABLE  OF  CONTENTS
                                                                           Page
                                                                           ----

PART  I  -  FINANCIAL  INFORMATION                                            3

Item  1.  Financial  Statements                                               3

     Consolidated Balance Sheets at November 30, 2001 and at
     February 28, 2001                                                        3

     Consolidated Statement  of  Operations  for  the  Three  Months
     and  Nine Months Ended  November  30,  2001  and  2000                   4

     Consolidated Statement  of  Changes  in  Stockholders'  Equity  for
     the  Nine Months Ended  November  30,  2001                              5

     Consolidated Statement  of  Cash  Flows  for  the  Nine  Months
     Ended November  30,  2001  and  2000                                     6

     Notes  to  Financial  Statements                                         7

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Procedures                                                   9

Item  2.  Changes  in  Securities                                             9

Item  3.  Defaults  upon  Senior  Security                                    9

Item  4.  Subject  of  Matters  to  a  Vote  of  Security  Holders            9

Item  5.  Other  Information                                                  9

Item  6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                   10

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.
--------------------------------

Apache Motor Corporation
A Development Stage Company
Consolidated Balance Sheets
Unaudited
U.S. Dollars
                                                                       November 30  February 28
                                                                              2001         2001
                                                                       -----------  -----------
ASSETS
 Current
 Cash                                                                 $          2  $    11,666
 Accounts receivable                                                           790        1,350
 Prepaids                                                                    6,136          236
                                                                             -----       ------
                                                                             6,928       13,252

License                                                                        446          779
Technology rights                                                          212,400      212,400
Capital assets                                                               6,299        7,310
                                                                           -------      -------

Total Assets                                                          $    226,073  $   233,741
                                                                           -------      -------
LIABILITIES
Current
  Accounts payable and accrued liabilities                            $     15,763  $    10,246
                                                                            ------       ------

STOCKHOLDERS' EQUITY
Common Stock
 Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
   20,000,000 shares of preferred stock with a par value of $0.001 each
 Issued and outstanding
   30,100,000 shares of common stock                                        30,100       21,000
       (21,000,000 - February 28,2001)
Additional paid in capital                                                 494,666      308,880
Other comprehensive income                                                       -            -
Deficit accumulated during
  the development stage                                                   (314,456)    (106,385)
                                                                           -------      -------

Total Stockholders' Equity (Deficit)                                       210,310      223,495
                                                                           -------      -------

Total Liabilities and Stockholders' Equity                            $    226,073  $   233,741
                                                                           -------      -------
See accompanying notes

Apache  Motor  Corporation
A  Development  Stage  Company
Consolidated Statement  of  Operations
Three  and  Nine  Months  Ended  November  30
Unaudited
U.S.  Dollars
                                                                    From
                          Three      Three      Nine      Nine      Inception
                          Months     Months     Months    Months    to November
                          2001       2000       2001      2000      30, 2001
EXPENSES
  Amalgamation  and
     merger  costs     $       0  $       0  $ 135,000   $      0  $  135,000
  Research  and
     Development          17,886          0     41,044     53,599     112,584
  Consulting fees              0          0     31,028          0      51,470
  Professional  fees           0          0          0          0       3,405
  Organization  costs          0          0          0          0         675
  Office                       0          0          0          0       8,068
  Transfer  agent  fees        0          0          0          0       1,200
  Amortization               333        333        999        999       2,054

NET  LOSS             $  (18,219) $    (333) $(208,071)  $(54,599) $ (314,456)

  Net  loss  per  share $(0.0006) $ (0.0000) $ (0.0059)  $(0.0025) $  (0.0104)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING    30,100,000 21,000,000 30,100,000 21,000,000  30,100,000

See  accompanying  notes

Apache  Motor  Corporation
A  Development  Stage  Company
Consolidated Statement  of  Changes  in  Stockholders'  Equity
Nine  Months  Ended  November  30,  2001
Unaudited
U.S.  Dollars
                                                                   Other
                                                      Additional  Compre-   Accumu-         Total
                                                      Paid  in   hensive     lated    Stockholder
                                 Shares     Amount     Capital    Income    Deficit        Equity
Balance,
February 28,
2001                         21,000,000  $   21,000  $   308,880 $     -  $(106,385)  $   223,495

Merger                        9,100,000       9,100      185,786       -          -       194,886

Net loss for the period               -           -            -       -   (208,071)     (208,071)
--------------------------------------------------------------------------------------------------

Balance,
November 30,
2001                         30,100,000  $   30,100  $   494,666  $    -  $(314,456)  $   210,310
-------------------------------------------------------------------------------------------------
See accompanying notes

Apache  Motor  Corporation
A  Development  Stage  Company
Consolidated Statement  of  Cash  Flows
Nine  Months  Ended  November  30,  2001
Unaudited
U.S.  Dollars
                                                                                        From
                                                                                        Inception to
                                                                                        November 30,
                                                             2001           2000        2001
                                                             ----           ----        ------------
Operating Activities
  Net income (loss)                                   $  (208,071)    $  (54,599)       $(314,456)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities               9,100      (221,028)                -
    Non cash expense                                         1,344              -            7,255
    Changes in operating assets and liabilities                177          (323)            8,837
                                                          --------       --------        ---------
Net cash provided by (used by)
  operating activities                                   (197,450)      (275,950)        (298,364)
                                                          -------        --------         --------

Investing Activities
  Fixed assets                                                  -         (7,310)         (12,000)
  License                                                       -               -          (2,000)
  Technology rights                                             -               -        (212,400)
                                                         --------        --------         --------
                                                                -         (7,310)        (226,400)

Financing Activities
  Issuance of common shares                                     -               -           30,100
  Additional paid in capital                              185,786         292,827          494,666
                                                          -------         -------          -------
                                                          185,786         292,827          524,766
                                                          -------         -------         --------

Effect of foreign currency translation on cash                  -               -                -
                                                          -------         -------        ---------
Inflow (outflow) of cash                                  (11,664)          9,567                2

Cash, beginning of period                                  11,666          11,275                -
                                                          -------         -------         --------
Cash, end of period                                    $        2       $  20,842     $          2
                                                          -------         -------         --------
Supplemental information
  Interest paid                                        $        0       $       0     $          0
  Shares issued for acquisition                        $    9,100       $       0     $      9,100
  Corporate income taxes paid                          $        0       $       0     $          0

See accompanying notes

Apache  Motor  Corporation
Notes  to  Consolidated Financial  Statements
Nine  Months  Ended  November  30,  2001
Unaudited
U.S.  Dollars

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION
Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated August 31, 2001, (effective September 4, 2001) the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000.00 and merged with Cambridge (the "Merger").

The Company had 22,550,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,600,000 shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled.

Upon the effective date of the merger, September 4, 2001, Cambridge ceased to exist and all of its assets and liabilities became those of the Company. On December 14, 2001, the Company changed its fiscal year end from August 31 to February 28/29 and is reporting accordingly (the year end of Cambridge was also February 28/29).

Pursuant to a voluntary share exchange (the "Exchange") that took place on September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the Agreement and Plan of Exchange executed in connection with the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company's common stock and the Company agreed to issue 500,000 common shares for fees.

The Company is a development stage company. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing and there is substantial doubt regarding the Company's ability to continue as a going concern.

2.     BASIS  OF  ACCOUNTING  PRESENTATION
These unaudited financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed previously in the Company's report on Form 8K-12g3, as amended, dated September 4, 2001 and filed on December 27, 2001 and its report on Form 8-K, as amended, dated September 12, 2001 and filed on December 27, 2001.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2001 and the results of its operations for the nine months then ended. The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.     COMMON  STOCK
See Note 1 to the financial statements for the nine months ended November 30, 2001.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.
--------------------------------------------------------------------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine month periods ended November 30, 2001 and 2000 (prepared by management). The Company changed its year end for reporting purposes from August to February and is therefore filing this transitional Form 10-QSB for the nine months ended November 30, 2001.

Special  Note  Regarding  Forward  Looking  Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of Operations

For the current fiscal year ending February 28/29, 2002, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of its businesses. The officers and directors of the Company will serve without compensation until a market is developed for the engine and/or Vitamineralherb.com products or the Company successfully pursues another source of revenue.

As a result of its move into the business of engine production, the Company has identified persons who are interested in investing in the Company. Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from operation of its two business lines and through additional equity financing.

The Company will need additional capital to carry out its business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support either or both of its businesses on acceptable terms, or at all. The possibility exists that the board of directors may decide that it is in the best interests of the corporation and its stockholders to liquidate one or both of its lines of businesses, or to enter into a new line of business altogether. Such action, however, is not currently being considered by the board.

Subsequent  Events

There  were  no  reportable  subsequent  events.

Results  of  Operations

Comparison of the nine months ended November 30, 2001 with the nine months ended November 30, 2000.

No revenue was recorded for the nine month period ended November 30, 2001 and no revenue was recorded during the same period of the prior year.

Net (loss) for the nine month period ended November 30, 2001 was $(177,043) compared to a loss of $(54,599) in the nine months ended November 30, 2000. The expenditures reflected in the loss represent the Company's efforts to maintain an office, develop its engine and to have a visible presence in its on going development of its business opportunity.

To  date,  the  Company  has  generated  no  revenues.

The Company incurred costs totaling $18,219 during the three month period ended November 30, 2001 related to its ongoing operations. During this same period of the prior year, the Company incurred costs of $333.

Comparison  of  Financial  Position  at November 30, 2001 with February 28, 2001

The Company's working capital position remained deteriorated at November 30, 2001 with current liabilities of $15,763 in excess of current assets of $6,928 causing a working capital deficiency of $8,835. At February 28, 2001 the Company had working capital of $3,006.

Liquidity  and  Capital  Resources

The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.
                                        8
PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
----------------------------

None.

Item  2.  Changes  in  Securities.
---------------------------------

On September 4, 2001, the Company issued 50,000 shares of common stock to Douglas Roe pursuant to an Agreement and Plan of Merger that resulted in the acquisition of Cambridge Creek Companies Ltd. The offer and issuance of the stock was exempt from registration pursuant to Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. Mr. Roe resides in Canada.

On September 12, 2001, the Company issued 16,500,000 shares of common stock to the shareholders of Apache pursuant to a voluntary share exchange in which the Company received all of the outstanding common stock of Apache. The offer and issuance of the stock was exempt from registration pursuant to Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. All of the Apache shareholders reside in Canada.

On September 12, 2001, the Company issued 500,000 common shares to Pegasus Investments Limited in consideration of fees incurred from services rendered by that company to the Company. The offer and issuance of the stock was exempt from registration pursuant to Section 4(2) and/or Regulation S under the Securities Act of 1933, as amended. Pegasus Investments Limited is a Belize corporation.

Item  3.  Defaults  Upon  Senior  Securities.
--------------------------------------------
Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
---------------------------------------------------------------------
None.

Item  5.  Other  Information.
----------------------------
None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.
-----------------------------------------------
Exhibit  No.          Description
------------          -----------

    2.1*              Agreement  and  Plan  of Merger By and Between
                      Apache Motor Corporation and Cambridge Creek Companies Ltd. dated August 31, 2001

    2.2**             Agreement  and  Plan  of  Exchange  By  and
                      Between Apache Motor Corporation and The Apache Motor Corp. dated September 10, 2001

    10*** License Agreement By and Between Apache Motor Corporation (formerly Vitaminoverrun.com, Inc.) and David R. Mortenson & Associates dated April 1, 2001

* Previously filed with the SEC in Amendment No. 2 to the Form 8-K 12g-3 dated September 4, 2001 and filed on September 27, 2001.

** Previously filed by the Company with the SEC in a report on Form 8-K dated September 12, 2001 and filed on October 1, 2001.

*** Previously filed with the SEC in Amendment No. 3 to the Form 8-K 12g-3 dated September 4, 2001 and filed on December 27, 2001.

Reports  on  Form  8-K
----------------------

The Company filed a Form 8-K12g-3, as amended, dated September 4, 2001 containing disclosure under Items 1, 2, 5, and 7 and audited financial statements of the Company as follows:

          Independent  Auditors'  Report

          Balance  Sheet  as  at  August  31,  2001,  2000  and  1999  (audited)

          Statement of Operations, Cash Flows and Stock Holders' Equity for the years ended August 31, 2001 and 2000 and for the period from the date of Incorporation, April 2, 1999 to August 31, 1999 (audited)

          Notes  to  Financial  Statements

The Company filed a Form 8-K, as amended, dated September 12, 2001 containing disclosure under Items 1, 2, 7, and 8 and audited financial statements of Apache and pro forma information for the combined entites as follows:

          Audited  Financial  Statements  of  Apache
          ------------------------------------------
          Independent  Auditors'  Report

          Consolidated Balance Sheets as at February 28, 2001, 2000 and 1999 (Audited)

          Consolidated Statements of Stockholder's Equity for the Years Ended February 28, 2001 and 2000 and 1999 and for the Period from the Date of Incorporation June 3, 1998, to February 28, 2001 (Audited)

          Consolidated Statements of Operations for the Years Ended February 28, 2001 and 2000, for the Period from the Date of Incorporation, June 3, 1998, to February 28, 1999 and for the Period from the Date of Incorporation, June 3, 1998, to February 28, 2001 (Audited)

          Consolidated Statements of Cash Flows for the Years Ended February 28, 2001 and 2000, for the Period from the Date of Incorporation, June 3, 1998, to February 28, 1999 and for the Period from the Date of Incorporation, June 3, 1998, to February 28, 2001 (Audited)

          Notes  To  Financial  Statements

          Unaudited  Interim  Financial  Statements  of  Apache
          -----------------------------------------------------
          Balance  Sheet  As  At  August  31,  2001  (unaudited)

          Statement Of Operations For The Six Months Ended August 31, 2001 (unaudited)

          Statement Of Cash Flows For The Six Months Ended August 31, 2001 (Unaudited)

          Notes  To  Financial  Statements  (unaudited)

          Pro  Forma  Financial  Information
          ----------------------------------
          Pro  Forma  Consolidated  Balance  Sheet  as  at  August  31,  2001
          (unaudited)

          Pro Forma Consolidated Statement of Operations for the six-month period ended August 31, 2001 and the year ended February 28, 2001 (unaudited)

          Notes  to  Pro  Forma  Consolidated  Financial  Statements (unaudited)

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January  14,  2002                      APACHE  MOTOR  CORPORATION


                                       By:  /s/  Robert  Wither
                                          ---------------------
                                       Robert  Wither
                                       President  and  Director