Form 10-K
period 2002-02-28
APACHE MOTOR CORP
filed 2002-06-13
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002
                   -------------------------------------------
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     Commission file number:      000-33149
                                                  ---------

                             APACHE MOTOR CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

                  Nevada                               76-0603927
                  ------                               ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

  Suite 676, 141- 757 West Hastings Street
           Vancouver, BC, V6C 1A1                    (604) 681 -7806
           ----------------------                    ----------------
 (Address of principal executive offices)       (Registrant's phone number)

          Securities registered under Section 12(b) of the Act:  None.

              Securities registered under Section 12(g) of the Act:
                     Common Stock, par value $0.001 per share
                     ----------------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No  [ ]  (2)  Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                                  ----
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided  that  the  assumptions  are  set  forth  in  this  Form.
Aggregate market value of voting common equity held by non-affiliates as of February 28, 2002: $ 3,000,000
Aggregate market value of non-voting common equity held by non-affiliates as of February 28, 2002: $ NIL

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding  shares  of  common  stock  as  of  February  28,  2002:  30,100,000
Outstanding  shares  of  preferred  stock  as  of  February  28,  2002:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [ ]

                            APACHE MOTOR CORPORATION

                                    Index to
                    Transitional Annual Report on Form 10-KSB
                      For the Year Ended February 28, 2002

Part  I                                                                    Page
-------                                                                    ----
Item  1     Description  of  Business                                         3
Item  2     Description  of  Property                                         6
Item  3     Legal  Proceedings                                                6
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       6

Part  II
--------
Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters    6
Item  6     Management's  Discussion  and  Analysis  of  Financial
            Condition or  Plan  of  Operation                                 6
Item  7     Financial  Statements                                             8
Item  8     Changes  In  and  Disagreements  With  Accountants on
            Accounting and Financial  Disclosure                             15

Part  III
---------
Item  9     Directors,  Executive  Officers,  Promoters  and  Control
            Persons; Compliance With Section 16(a) of the Exchange  Act      15
Item  10    Executive  Compensation                                          16
Item  11    Security Ownership of Certain Beneficial Owners and Management   16
Item  12    Certain  Relationships  and  Related  Transactions               16
Item  13    Exhibits  and  Reports  on  Form  8-K                            16

Signatures                                                                   17

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
------------------------------------

CORPORATE  BACKGROUND

Pursuant to an Agreement and Plan of Exchange effective September 12, 2001 Apache Motor Corporation (the "Company"), a Nevada corporation, acquired all of the outstanding shares of common stock of The Apache Motor Corp.
("Apache"), an Alberta, Canada corporation, from the stockholders of Apache who voluntarily exchanged the Apache stock for an aggregate of 16,500,000 shares of the Company's common stock. This exchange was accounted for as a reverse takeover of the Company since the stockholders of Apache became the majority holders of the Company's voting common stock.

Robert Wither formed Apache on June 3, 1998, with the intention of designing, developing and ultimately manufacturing a unique engine, initially for the aviation, motorcycle and outboard marine markets. Mr. Wither was interested in finding the lightest and most powerful four-cycle engine to use on a prototype vehicle being considered for production in the kit car market. Upon extensive research into engine technology and the engines available at that time, Mr. Wither recognized the power to weight advantage of the radial engine design. Through further research, Mr. Wither found that no enhancements or technological improvements had been made to radial engines since 1943. No radials used modern lightweight metal alloys or digital fuel injection and ignition systems or had incorporated any advances in overhead cam technology. Generally, these types of engines were direct drive aviation engines of enormous size. As a member of the Aviation Museum, Mr. Wither noticed a small Lawrence radial engine used on a B29 bomber. It was considered extremely reliable. The transition from radial engine design to modern technology was deemed possible and made sense due to the lightweight and exceptional power associated with such an engine.

Potential markets for such a lightweight power unit were examined. The obvious market was for ultra-light and experimental light aircraft. Further research indicated that a large market for motorcycle cruisers and outboard marine applications exists. The power to weight advantage was so significant that the engine could be used as an outboard marine engine and come in at half the weight of a comparable four-cycle marine engine. The intent is for it to be the highest horsepower four-cycle engine available in the outboard marine market. Since it is an air-cooled engine, it will not inject any pollutants into the water nor will it need to be built in salt water and fresh water versions.

Continued research showed that with the addition of other advanced technologies, the radial design benefited from lower drag on engine components and used fewer moving parts. Fuel efficiency could be dramatically improved from similarly powerful in line or "V" engines. Emissions were also much lower with the addition of advanced combustion technology. The lightweight radial four-cycle could be a cost effective replacement for all two-stroke engines.

Engine  Business
-----------------

The Company's principal business objective with respect to the production of engines is to complete research and development of the radial engine begun by Apache and then manufacture and market it. In addition, the Company plans to manufacture and market its own motorcycle line within the next several years.
Apache had designed a prototype internal combustion radial engine that the Company intends to re-engineer, develop, manufacture and market. The Company's business plan has 3 steps:
1) enhance the engine in order to improve current performance in areas of horsepower, torque, reliability, fuel efficiency and appearance,
2)  manufacture  and  market  the  engines  for  aircraft  and motorcycles, and

3) develop and manufacture products that utilize the engine, in particular, motorcycles.

Initially, the Company is focusing on research and development pertaining to the prototype engine. The prototype physically models a practical spatial layout of the engine's components and demonstrates inter-operation of its key elements. Once it has re-engineered the engine, the Company will begin manufacturing and marketing the re-designed engine and associated products. If sales exceed 3,000 units annually, the Company intends to create a plant capable of handling mass production. The engine is to be assembled and marketed under the name Apache Motor Corporation.

The Company plans to develop what it calls the ALTUS series of radial engines. ALTUS stands for aluminum, titanium and steel. The engines will be powerful, lightweight and clean burning. The Company's intent is to ultimately design and build three (Altus R3), six (Altus R6) and twelve (Altus R12) cylinder versions of its radial combustion engine. The designs have been completed for the three-cylinder engine but production of a prototype has been put on hold due to lack of funds. In addition, the Company has considered working on a design for power generation units that develop 30, 40 and 50 kilowatts of power in a light and portable unit. The estimates for the weight of the 50 kilowatt unit are around 600 pounds, which would be the lightest power generation unit of its capacity available.

Over the past year, the Company has encountered numerous delays in completing the radial prototype engine and is presently seeking funding as well as alternative manufacturing shops that have the specialized equipment required to complete the engine prototype.

Vitamin  Business
------------------

The Company has not abandoned its Vitamineralherb.com license but is unable to focus its limited resources on its development. It is management's opinion that the Company's future is with the development of its radial engine and management intends to focus the Company's limited resources on that development.

Funding  Its  Business  Plan
-----------------------------

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan, both the engines and the vitamin products, will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Marketing,  Distribution  and  Sales  of  the  Engines
-------------------------------------------------------

Once funding is obtained, marketing of the engine will begin during its development stage to build interest among prospective promoters in the industry as well as in an effort to attract investors. The Company may pursue relationships with other companies to manufacture and market its engines.

The Company will initially focus on the aviation, motorcycle and outboard marine markets. The reason for starting with these markets is due to the advantage of marketing through technical writers who write for magazines devoted to those markets. The value of this free marketing is substantial as the Company launches its products.

The Company expects to test the six-cylinder engine (the Altus R6) first. The marketing will begin by focusing on technical writers who publish articles in aviation magazines. The Company will also attend all of the major trade and air shows.

Additional marketing will be conducted through advertising in major motorcycle publications with the Company's engine on a prototype motorcycle for custom motorcycle builder applications. Other marketing may come in the form of articles in business magazines and possibly television shows such as Speed Vision TV and CBC Venture.

Competition  in  the  Engine  Production  Industry
---------------------------------------------------

The world's present population of stationary and automotive engines is predominantly comprised of two technologies - reciprocating piston (spark ignition and diesel) and gas turbine. The Company's engine is believed to be a potential replacement for both types of engines in a large range of applications.

The radial engine can be scaled up or down to create engines ranging in power from 10 HP to 500 HP. Additionally, these engines can accommodate fuel injection, turbo charging and distributor-less ignition systems, as well as frictionless bearings. The radial engine runs exceptionally smoothly and requires no rubber mounting to eliminate vibration. The Company believes that there are no engines in the market today with the cosmetic appeal and fuel economy and power to weight advantage of its engines. The cost of manufacturing the engines is anticipated to be relatively low due to the reduced number of moving parts, its weight and size and the fact that it is air-cooled and does not require complex castings, hoses and other belt or sprocket driven mechanisms. With the Vented Valve, Platinum Vapor Injection system, Triple Inter-head Cams, Digital Electronic Ignition and Fuel Injection, the engines are expected to be the most powerful, lightweight, fuel efficient and low emission engines available.

Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. The Company plans to attract and retain consumers through the following key attributes of its business:

   * Direct sales to purchasers via advertising in selected magazines and journals;
   *  Direct  sales  via  trade  shows;
   *  Promotion  in  local  and  national  dealer  showrooms;  and
   *  Reviews  in  trade  journals  and  other  similar  media  forums.

Intellectual  Property
----------------------

The Company recognizes the need to file patents, trademarks, and trade names on the unique features of the engine design created by the Company. The Company estimates that there are 10 patentable designs that could be applied for and should be applied for once funding is available.

Government  Regulation
-----------------------

There are no specific government regulations known to us, other than standard business practice, law and conduct, which might effect us in following our business plan. The manufacture and use of the Company's products may be subject to regulation by one or more U.S. federal agencies, including the

Federal Trade Commission and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental and consumer protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to internal combustion engines. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair the growth of internal combustion engine use and result in a decline in the Company's prospects.

Employees
----------

Currently, the Company has no employees and relies upon its officers and directors to further its affairs.

ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Apache does not currently own or lease any property. The Company intends to find a suitable space in the near future, once funding is obtained and the Company is able to pursue its business plan.

ITEM  3.  LEGAL  PROCEEDINGS
-----------------------------

The Company is not party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding.
Further, the Company is not aware of any legal proceedings against Apache or its property.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
----------------------------------------------------------------------

No matters were submitted to the stockholders during the year ended February 28, 2002.

                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------

No  change  since  previous  filing

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
---------------

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

Plan  of  Operation
--------------------

For the most recent fiscal year, the company incurred a loss in the amount of $259,092 Cdn, compared to a loss of $120,372 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's business plan with respect to its engine business is to continue research and development of its engine products, to build a prototype engine, to conduct marketing research to determine the demand for its products, and to verify the target markets. Upon research completion, the Company plans to begin producing, marketing, and selling the engine products.

During the fiscal year ended February 28, 2002, Apache spent $25,004, for an accumulated total of $87,510, towards the research and development of the Apache motor. The Company intends to take the next step and complete the working prototype. Once it has built the prototype engine, the Company will conduct market research to identify its target markets and begin manufacturing and marketing the re-designed engine and associated products. If sales exceed 3,000 units annually, the Company intends to lease or construct a plant capable of handling mass production.

The Company is in preliminary negotiations with an oil and gas exploration company whose related technology will require use of the radial engine for its drilling rigs and power generation units. This opportunity will provide, once signed, a strategic alignment for the Company to expand its engine development and markets.

The Company has decided to put on hold any plans with respect to its Vitamineralherb.com business due to limited working capital and the lack of time available from management due to the Company's demanding focus on the development of the radial engine. Management is of the opinion that the future financial viability of the Company is in the production and sales of the radial engine.

During the period from April 2, 1999 (date of incorporation) through February 28, 2002, the Company has engaged in no significant operations other than organizational activities. The Company received no revenues during this period.

For the current fiscal year ending February 28, 2002, the Company incurred a loss as a result of organizational expenses and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of its business. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. The possibility exists that the board of directors may decide that it is in the best interests of the corporation and its stockholders to liquidate one or both of its lines of businesses, or to enter into a new line of business altogether. The board, however, is not currently considering such action.

Liquidity  and  Capital  Resources
-----------------------------------

The Company remains in its developmental stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company expects to carry out its plan of business as discussed above. The officers and directors of the Company will serve without compensation until a market is developed for the engine and/or Vitamineralherb.com products or the Company successfully pursues another source of revenue.

As a result of its move into the business of engine production, the Company has identified persons who are interested in investing in the Company. Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from operation of its business and through additional equity financing.

Once it finishes developing its prototype engine, the Company believes it will need further capital infusions to bring the engine to market and achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of production, advertising, hiring and paying salespeople, and administrative expenses.

The Company believes that the registration of its common equity under the Securities Exchange Act of 1934, as amended, will facilitate the transfer of its stock pursuant to Rule 144 and potentially assist with the creation of a market for its stock. The Company believes that this added liquidity will facilitate the Company's efforts to raise capital from private investors to fund its short-term business operations. The Company has initiated investor interest in the Company. The Company anticipates that it will require $250,000 through February 28, 2003, which it plans to generate from private investors.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Report  of  Independent  Chartered  Accountants                               9

Consolidated Balance Sheets as at February 28, 2002 and 2001                 10

Consolidated Statements of Operations for the years ended February 28,
2002, and 2001, and  for  the  period from November 26, 1999 (Date
of Inception) to February 28, 2002                                           11

Consolidated  Statement  of Changes in Stockholders Equity for the period
From November 26, 1999  (Date  of  Inception) To  February  28,  2002        12

Consolidated  Statement of Cash Flows for the years ended February 28,
2002, and 2001 and for  the  Period from November 26, 1999 (Date of
Inception) to February 28, 2002                                              13

Notes  to  Financial  Statements                                             14

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
 APACHE  MOTOR  CORPORATION
(A  Development  Stage  Company)

We have audited the balance sheets of Apache Motor Corporation (A Development Stage Company) as at February 28, 2002 and 2001, the statements of operations and cash flows for the years ended February 28, 2002 and 2001, and from the date of inception (November 26, 1999) to February 28, 2002 and the statement of changes in stockholders' equity from the date of inception (November 26, 1999) to February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Motor Corporation (A Development Stage Company), as at February 28, 2002 and 2001 and the results of its operations and its cash flows for the years ended February 28, 2002 and 2001 and for the period from the date of inception (November 26, 1999) to February
28, 2002 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not generated any revenues since inception. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




"Pannell  Kerr  Forster"

Chartered  Accountants


Vancouver,  Canada
June  13,  2002



Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
February 28
(U.S. Dollars)
                                                                                        2002            2001
                                                                                 ------------    ------------


ASSETS
Current
    Cash                                                                       $       2,076   $      11,666
    Accounts receivable                                                                3,149           1,586
                                                                               --------------  --------------
                                                                                       5,225          13,252

License                                                                                  446             779
Technology rights                                                                    212,400         212,400
Capital assets                                                                         6,198           7,310
                                                                               --------------  --------------

          Total Assets                                                         $     224,269   $     233,741
                                                                               --------------  --------------

LIABILITIES
Current

    Accounts payable and accrued liabilities                                   $      77,228   $      10,246
    Due to Company officers                                                           10,190               0
                                                                               --------------  --------------
                                                                                      87,418          10,246
                                                                               --------------  --------------

STOCKHOLDERS' EQUITY
Common Stock
    Authorized
      100,000,000 shares of common stock with a par value of $0.001 each
       20,000,000 shares of preferred stock with a par value of $0.001 each
    Issued and outstanding
       30,100,000 shares of common stock                                              12,100           4,500
                (4,500,000 - February 28, 2001)
Additional paid in capital                                                           512,666         325,380
Other comprehensive income (loss)                                                     (8,451)         13,987
Deficit accumulated during the development stage                                    (379,464)       (120,372)
                                                                               --------------  --------------
    Total Accumulated Stockholders' Equity                                           136,851         223,495
                                                                               --------------  --------------

           Total Liabilities and Stockholders' Equity                          $     224,269   $     233,741
                                                                               --------------  --------------





See notes to consolidated financial statements.

Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  February  28, 2002, and 2001,
and  for  the  period  from November 26,  1999  (Date  of  Inception)  to  February 28, 2002
(U.S.  Dollars)

                                                                                  From
                                                                           November 26,
                                                                            1999 (Date
                                              Years Ended                 of Inception)
                                              February 28,              To February 28,
                                           2002           2001                    2002
                                    -----------        -------          --------------
Expenses
    Amalgamation and merger costs   $   135,000     $        0          $      135,000
    Research and development             25,004         62,506                  87,510
    Professional and consulting fees     45,344          5,288                  50,632
    Office and administration            33,899         39,185                  73,084
    Telephone                            15,083          6,458                  21,541
    Entertainment and travel              3,650          1,958                   5,608
    Amortization                          1,112          4,977                   6,089
                                    -----------        -------          --------------
                                        259,092        120,372                 379,464
                                    -----------        -------          --------------

Net Loss                               (259,092)      (120,372)               (379,464)
Deficit, Beginning of Period           (120,372)             0                       0
                                    -----------        -------          --------------
Deficit, End of Period           $     (379,464)    $ (120,372)          $    (379,464)
                                    -----------        -------          --------------
Basic and Diluted loss per share $        (0.02)    $    (0.01)

Shares  Used  in Basic and Diluted
Loss Per Share Computation           15,050,000     13,500,000






See notes to consolidated financial statements.

Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  period  from  November  26,  1999  (Date  of  Inception)  to  February  28,  2002
(U.S.  Dollars)

                                                                                           Other
                                                                            Additional     Compre-        Accumu-     Total
                                                                            Paid in        hensive        lated       Stockholders'
                                              Shares         Amount         Capital        Income         Deficit     Deficit
                                         -----------         ------         ----------     --------      --------     ---------
Inception November 26, 1999                       0        $      0        $         0    $       0      $      0    $        0
Issuance of common stock:
  For organizational cost -
    April 2,1999                          2,500,000           2,500                  0            0             0         2,500
  For license -
    April 28, 1999                        2,000,000           2,000                  0            0             0         2,000
Net loss                                          0               0                  0            0      (120,372)     (120,372)
Other comprehensive income (loss)                 0               0                  0       13,987             0        13,987
Additional paid in capital on merger              0               0            325,380            0             0       325,380
                                         ----------          ------            -------      -------      --------       -------
Balance-February 28, 2001                 4,500,000           4,500            325,380       13,987      (120,372)      223,495
Forward split 5 for 1 April 20, 2001     18,000,000               0                  0            0             0             0
Issuance of common stock to become
    preferred customer August 29, 2001       50,000              50                  0            0             0            50
Issuance of common stock to acquire
    Cambridge Creek Properties, Ltd          50,000              50                  0            0             0            50
Issuance of common stock to acquire
    The Apache Motor Corp.               16,500,000          16,500            187,286            0             0       203,786
Cancellation of common stock             (9,500,000)         (9,500)                 0            0             0        (9,500)
Issuance of common stock for services       500,000             500                  0            0             0           500
Other comprehensive income (loss)                 0               0                  0      (22,438)            0       (22,438)
Net loss                                          0               0                  0            0      (259,092)     (259,092)
                                         ----------          ------            -------      -------      --------       -------
Balance-February 28, 2002                30,100,000        $ 12,100        $   512,666     $ (8,451)    $(379,464)   $  136,851


See notes to consolidated financial statements.


Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For  the  years  ended  February  28,  2002, and 2001, and for the Period from
November  26,  1999  (Date  of  Inception)  to  February  28,  2002
(U.S. Dollars)

                                                                                              From
                                                                                       November 26,
                                                                                     1999 (Date of
                                                                    Years Ended          inception)
                                                                    February 28,    to February 28,
                                                                   2002        2001           2002
                                                              ---------    --------    -----------
Operating activities
    Net (loss)                                                $(259,092)  $(120,372)   $  (379,464)
    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities                              7,600       4,500         12,100
    Non cash expense - amortization                               1,112       4,977          6,089
    Changes in operating assets and
      liabilities                                                75,942       3,683         79,625
                                                               --------     -------         ------
Net cash provided by (used in)
    operating activities                                       (174,438)   (107,212)      (281,650)
                                                               --------     -------        --------
Investing Activities
    Technology rights                                                 0    (212,400)      (212,400)
    License                                                           0        (779)          (779)
    Fixed assets                                                      0      (7,310)        (7,310)
                                                               --------     --------       --------
                                                                      0    (220,489)      (220,489)
                                                               --------     --------       --------

Financing Activities
    Additional paid in capital                                  187,286     325,380         512,666
                                                               --------     --------        -------
Effect of currency translation on cash                          (22,438)     13,987          (8,451)
                                                               --------     --------        -------
Inflow (outflow) of cash                                         (9,590)     11,666           2,076

Cash, beginning of period                                        11,666           0               0
                                                               --------     --------        -------
Cash, end of period                                           $   2,076   $  11,666     $     2,076
                                                               --------      -------         ------

Supplemental information
    Interest paid                                             $       0   $       0
    Taxes paid                                                $       0   $       0



See notes to consolidated financial statements.



Apache  Motor  Corporation
(a  Development  Stage  Company)
Notes  to  Financial  Statements
February  28,  2002

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001 to Apache Motor Corporation. Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated August 31, 2001, (effective September 4, 2001) the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000.00 and merged with Cambridge (the "Merger").

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

Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company. On December 14, 2001, the Company changed its fiscal year end from August 31 to February 28 and is reporting accordingly (the year end of Cambridge was also February 28).

Pursuant to a voluntary share exchange (the "Exchange") that took place on September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. For accounting purposes the accounting records of Apache became the accounting records of the Company commencing from November 26, 1999, the date of inception of Apache. Pursuant to the Agreement and Plan of Exchange executed in connection with the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company's common stock and the Company agreed to issue 500,000 common shares for fees.

The Company is a development stage company. To date, the Company has generated no revenues from operations. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing and there is substantial doubt regarding the Company's ability to continue as a going concern.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     a)  Basis  of  Consolidation
         The accounts of the Company and its wholly owned subsidiary have been consolidated on a line-by-line basis. Comparative figures reflect the consolidated financial position and operations of the Company and its subsidiary, which predate the acquisition of the subsidiary.

     b)  Basis  of  Presentation
         The consolidated financial statements are prepared using the accrual basis of accounting, whereby income is recorded as earned and expenses are recorded as incurred.

     c)  Capital  Assets
         Capital assets are recorded at cost and amortized on the diminishing balance basis at the following rates:

         Office  furniture  and  equipment     20%
         Computer  equipment                   30%

         First  year  amortization  is  taken  at  50%  of  the  above  rates.

     d)  Leasehold  Improvements
         Leasehold improvements are included in capital assets and are amortized on a straight-line basis at 20% per annum.

     e)  Research  and  Development
         The company has allocated resources towards research and development. These costs have been incurred in connection with work being done on the development of the new engine. These costs are expensed in the year incurred.

     f)  Technology  Rights
         The company acquired technology rights related to a new engine design. As consideration for the sale of these rights, the vendor was issued common shares of the company. At the present time the vendor holds 10,620,000 shares of the subsidiary company as a result of this transaction. This represented 64.3% of the issued and outstanding shares of the subsidiary.

3.   DUE TO COMPANY OFFICERS
     Advances from stockholders are non-interest bearing with no fixed terms of repayment.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

There are no reportable disagreements on accounting or financial disclosure issues.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------


This table sets forth the name, age and position of each director and executive officer of the Company :

NAME                        AGE    POSITION
----                        ---    --------

ROBERT  W.  WITHER           47    PRESIDENT,  GENERAL  MANAGER AND A DIRECTOR

LARRY  WINTEMUTE             52    SECRETARY,  TREASURER  AND  A  DIRECTOR

LORNE  CATLING               46    MANAGER  OF  SALES  AND  MARKETING AND A
                                   DIRECTOR

CHRISTINE  CERISSE           48    DIRECTOR

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                                      Number of                Percentage  of
Name                                  Shares  Held             Shares  Owned
----                                  ------------             --------------

Christine  Cerisse                              0                   0.0%  d

Robert  Wither                         10,486,000(1)               34.8%  d

Larry  Wintemute                          842,250(2)                2.8%  d

Lorne  Catling                            395,299(3)                1.3%  d

Thomas  and  Viola  Edling
(husband  and  wife)                    2,000,000                   6.6%

ALL  EXECUTIVE  OFFICERS  AND
DIRECTORS AS A GROUP (4 persons)       11,723,549                  38.9%  d


(1) Includes 231,000 shares directly owned by Mr. Wither, 40,000 shares beneficially owned through Mr. Wither's spouse, Margaret Walsh, and 10,215,000 shares beneficially owned through 850566 Alberta Inc., an Alberta company of which Mr. Wither is president, director, and stockholder.

(2) Includes 663,250 shares directly owned by Mr. Wintemute, 80,000 shares beneficially owned through Mr. Wintemute's spouse, Laurel Wintemute, and 99,000 shares beneficially owned through 921655 Alberta Inc., an Alberta company of which Mr. Wintemute is a 10% stockholder.

(3) Includes 56,100 shares directly owned by Mr. Catling and 339,199 shares beneficially owned through 754624 Alberta Ltd., an Alberta company of which Mr. Catling is president, director, and stockholder.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No  change  since  previous  filing.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS:  None.

REPORTS  ON  FORM  8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)     APACHE  MOTOR  CORPORATION


By:     /s/  David  Bourne                    Date:  May  31,  2002
        ------------------                           --------------
       David  Bourne
       President  and  Director


By:     /s/  Larry  Wintemute                  Date:  May  31,  2002
        ---------------------                         ---------------
       Larry  Wintemute
       Secretary,  Treasurer  and  Director


By:     /s/  Christine  Cerisse                Date:  May  31,  2002
        -----------------------                       ---------------
       Christine  Cerisse
       Director

By:     /s/  Lorne  Catling                     Date:  May  31,  2002
        -------------------                            --------------
       Lorne  Catling
       Director