Form 10QSB
period 2002-05-31
APACHE MOTOR CORP
filed 2002-07-15
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  May  31,  2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from   March 1, 2002    to   May 31, 2002
                                     -------------         ------------

                            APACHE MOTOR CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                    000-33149                    #76-0603927
       ------                    ---------                    -----------
(State  or  other             (Commission  file            (I.R.S.  Employer
jurisdiction of                    number)                Identification  No.)
organization)

                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                                 Canada V6C 1A1
                     Address of principal executive offices

                                 (604) 681 7806
                            Issuer's telephone number

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
      (1)  Yes  (x )     No  (  )               (2)  Yes  (x )     No  (  )

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    May 31, 2002  -  30,100,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE
A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional  Small  business  Issuer  Format     Yes  (x  )          No  (  )

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.
--------------------------------

Apache  Motor  Corporation
A  Development  Stage  Company

Financial  Statements
Three  Months  Ended  May  31,  2002
U.S.  Dollars
Unaudited

Prepared  by  Management

Balance  Sheets  at  May  31,  2002  and  at  February  28,  2002

Statements  of  Operations  for  the  Three  Months  Ended May 31, 2002 and 2001

Statement of Changes in Stockholders' Equity for the Three Months Ended May 31, 2002

Statements  of  Cash  Flows  for  the  Three  Months Ended May 31, 2002 and 2001

Notes  to  Financial  Statements



Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars


                                                                            May 31     February 28
                                                                             2001         2002
                                                                          ----------  -------------


ASSETS
Current
 Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,245   $      2,057
 Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .      1,066          3,120
 Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        250              0
                                                                          ----------  -------------

                                                                              2,561          5,177
License. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0            519
Technology rights. . . . . . . . . . . . . . . . . . . . . . . . . . . .    240,176        240,176
Capital assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,366          4,806
                                                                          ----------  -------------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 247,103   $    250,678
                                                                          ----------  -------------

LIABILITIES
Current
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .  $  83,228   $     76,995
  Due to Company officers. . . . . . . . . . . . . . . . . . . . . . . .     14,150         10,096
                                                                          ----------  -------------
                                                                             97,378         87,091
                                                                          ----------  -------------
STOCKHOLDERS' EQUITY
Common Stock
 Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
   20,000,000 shares of preferred stock with a par value of $0.001 each
 Issued and outstanding
   30,100,000 shares of common stock . . . . . . . . . . . . . . . . . .      7,600          7,600

Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . .    562,742        562,742
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . .    (39,656)       (37,138)
Deficit accumulated during
  the development stage. . . . . . . . . . . . . . . . . . . . . . . . .   (380,961)      (369,617)
                                                                          ----------  -------------

Total Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . . . .    149,725        163,587
                                                                          ----------  -------------

Total Liabilities and Stockholders' Equity . . . . . . . . . . . . . . .  $ 247,103   $    250,678
                                                                          ----------  -------------


See  accompanying  notes



Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operations
Three  Months  Ended  May  31
Unaudited
U.S.  Dollars
                                                                                      From
                                                     THREE MONTHS    THREE MONTHS    INCEPTION
                                                          2002          2001          TO DATE
----------------------------------------------------------------------------------------------

EXPENSES
  Amalgamation and merger costs
     merger costs. . . . . . . . .  $                           0   $         0   $   135,000
  Research and development
     development . . . . . . . . .                              0             0        77,813
  Consulting and
     professional fees . . . . . .                          6,000         2,187        56,482
  Office . . . . . . . . . . . . .                            785         2,126        73,869
  Telephone. . . . . . . . . . . .                          3,600         1,900        25,141
  Entertainment. . . . . . . . . .                              0           438         5,608
  Amortization . . . . . . . . . .                            959           333         7,048
----------------------------------------------------------------------------------------------
NET LOSS . . . . . . . . . . . . .  $                     (11,344)  $    (6,984)  $  (380,961)
----------------------------------------------------------------------------------------------
Basic and diluted
  Net loss per share . . . . . . .  $                       (0.00)  $     (0.00)  $     (0.01)
----------------------------------------------------------------------------------------------
SHARES USED IN BASIC
  AND DILUTED PER SHARE
  COMPUTATION. . . . . . . . . . .                     30,100,000    21,000,000    30,100,000
----------------------------------------------------------------------------------------------


See  accompanying  notes



Apache  Motor  Corporation
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity
Three  Months  Ended  May  31,  2002
Unaudited
U.S.  Dollars


                                                               Other
                                                 Additional    Compre-      Accumu-        Total
                                                 Paid in       hensive      lated        Stockholder
                             Shares     Amount   Capital       Income       Deficit       Equity
Balance,
February 28,
2002                      30,100,000    $ 7,600  $562,742      $37,138      $(369,617)    $163,587

Net loss for the period         -           -         -         (2,518)       (11,344)     (13,862)
---------------------------------------------------------------------------------------------------

Balance,
May 31,
2002                      30,100,000    $ 7,600  $562,742       $39,656     $(380,961)     $149,725
----------------------------------------------------------------------------------------------------

See  accompanying  notes



Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Three  Months  Ended  May  31,  2002
Unaudited
U.S.  Dollars


                                                    2002       2001
                                                  ---------  --------
Operating Activities
  Net income (loss). . . . . . . . . . . . . . .  $(11,344)  $(6,984)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities
    Non cash expense . . . . . . . . . . . . . .       959       333
    Changes in operating assets and liabilities.    12,091     2,562
                                                  ---------  --------
Net cash provided by (used by)
  operating activities . . . . . . . . . . . . .     1,706    (4,089)
                                                  ---------  --------


Effect of foreign currency translation on cash .    (2,518)        0
                                                  ---------  --------

Inflow (outflow) of cash . . . . . . . . . . . .      (812)   (4,089)

Cash, beginning of period. . . . . . . . . . . .     2,057    12,872
                                                  ---------  --------

Cash, end of period. . . . . . . . . . . . . . .  $  1,245   $ 8,783
                                                  ---------  --------

Supplemental information
  Interest paid. . . . . . . . . . . . . . . . .  $      0   $     0
  Shares issued. . . . . . . . . . . . . . . . .  $      0   $     0
  Corporate income taxes paid. . . . . . . . . .  $      0   $     0


See  accompanying  notes


Apache  Motor  Corporation
Notes  to  Financial  Statements
Three  Months  Ended  May  31,  2002
Unaudited
U.S.  Dollars

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

Upon the effective date of the merger, September 4, 2001, Cambridge ceased to exist and all of its assets and liabilities became those of the Company. The Company chose to adopt its own year end of February 28 and is reporting accordingly (the year end of Cambridge was also February 28).

Pursuant to an Agreement and Plan of Exchange (the "Exchange") dated September 10, 2001, (and effective September 12, 2001) the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company and the Company agreed to issue 500,000 common shares for fees. The Exchange was effective on September 12, 2001.

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

2.           BASIS  OF  ACCOUNTING  PRESENTATION
These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K filed June 14, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2002 and the results of its operations for the three months then ended. The results of operations for the three months ended May 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.           COMMON  STOCK
See  Note 1 to the financial statements for the three months ended May 31, 2002.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended May 31, 2002 and 2001 (prepared by management).

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

The  Company's  Services
The Company's previous operations consisted of activities in investigating business opportunities. The Company is currently in the process of creating a development, manufacturing, marketing and distribution network for the production and distribution of its engine. The Company's business will be developed with the objective of the Company becoming an engine manufacturing firm that intends to provide its product to the small internal combustion engine market.

Subsequent  Events
There  were  no  reportable  subsequent  events.

Results  of  Operations
Comparison of the three months ended May 31, 2002 with the three months ended May 31, 2001.

No revenue was recorded for the three month period ended May 31, 2002 and no revenue was recorded during the same period of the prior year.
Net (loss) for the three month period ended May 31, 2002 was $(11,344) compared to a loss of $(6,984) in the three months ended May 31, 2001. The expenditures reflected in the loss represent the Company's efforts to maintain an office, develop its engine and to have a visible presence in its on going development of its business opportunity.
To  date,  the  Company  has  generated  no  revenues.

Comparison  of  Financial  Position  at  May  31,  2002  with  May  31,  2001

The Company's working capital position remained deteriorated at May 31, 2002 with current liabilities of $97,378 in excess of current assets of $2,561 causing a working capital deficiency of $(94,817). At February 28, 2002 the Company had a working capital deficit of $(81,914).

Liquidity  and  Capital  Resources
The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

No  change  since  previous  filing.

Item  2.  Changes  in  Securities.

Options  Granted          Date          Exercise  Price          Expiry  Date
----------------          ----          ---------------          ------------

None

Common  Stock  Issued     Date               Consideration
---------------------     ----               -------------

No  change  from  previous  report

Item  3.  Defaults  Upon  Senior  Securities.

No  change  since  previous  filing.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

No  change  since  previous  filing.

Item  5.  Other  Information.

No  change  since  previous  filing.

Item  6.  Exhibits  and  Reports  on  form  8-K  12g3  and  amendments.

No  change  since  previous  filing.
Documents incorporated by reference: Form 10K SB, Form 8K-12g3 and amendments, Form 8K

SIGNATURES
In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July  15,  2002                        Apache  Motor  Corporation
                                       (Registrant)

                                       By:  /s/  David  Bourne
                                          --------------------

                                            David  Bourne
                                       President  and  Director