Form 10KSB/A
period 2002-02-28
APACHE MOTOR CORP
filed 2002-07-17
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2002
                   -------------------------------------------
                                       OR
  [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     Commission file number:      000-33149
                                            ---------------

                            APACHE MOTOR CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

       Nevada                                                 #76-0603927
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

                                 (604) 681 7806
                            Registrant's telephone number


          Securities registered under Section 12(b) of the Act:  None.

              Securities registered under Section 12(g) of the Act:
                      Common Stock, par value $0.001 per share
                    ------------------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  (1)  Yes
[  X  ]  No  [   ]  (2)  Yes  [  X  ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

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

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [  ]


APACHE  MOTOR  CORPORATION

                                                       Index to
                                       Transitional Annual Report on Form 10-KSB
                                         For the Year Ended February 28, 2002


Part I                                                                                                             Page
----------------------------------------  ------------------------------------------------------------------------
Item 1 . . . . . . . . . . . . . . . . .  Description of Business                                                    3
Item 2 . . . . . . . . . . . . . . . . .  Description of Property                                                    6
Item 3 . . . . . . . . . . . . . . . . .  Legal Proceedings                                                          6
Item 4 . . . . . . . . . . . . . . . . .  Submission of Matters to a Vote of Security Holders                        6

Part II
----------------------------------------
Item 5 . . . . . . . . . . . . . . . . .  Market for Common Equity and Related Stockholder Matters                   6
Item 6 . . . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial Condition or
                                          Plan of Operation. .                                                      .6
Item 7 . . . . . . . . . . . . . . . . .  Financial Statements                                                       8
Item 8 . . . . . . . . . . . . . . . . .  Changes In and Disagreements With Accountants on Accounting and
                                          Financial Disclosure . . . . . . .                                        15

Part III
----------------------------------------
Item 9 . . . . . . . . . . . . . . . . .  Directors, Executive Officers, Promoters and Control Persons; Compliance
                                          With Section 16(a) of the Exchange Act                                    15
Item 10. . . . . . . . . . . . . . . . .  Executive Compensation                                                    16
Item 11. . . . . . . . . . . . . . . . .  Security Ownership of Certain Beneficial Owners and Management            16
Item 12. . . . . . . . . . . . . . . . .  Certain Relationships and Related Transactions                            16
Item 13. . . . . . . . . . . . . . . . .  Exhibits and Reports on Form 8-K                                          16

Signatures . . . . . . . . . . . . . . .                                                                            17


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

The Company plans to develop what it calls the ALTUS series of radial engines. ALTUS stands for aluminium, titanium and steel. The engines will be powerful, lightweight and clean burning. The Company's intent is to ultimately design and build three (Altus R3), six (Altus R6) and twelve (Altus R12) cylinder versions of its radial combustion engine. The designs have been completed for the three-cylinder engine but production of a prototype has been put on hold due to lack of funds. In addition, the Company has considered working on a design for power generation units that develop 30, 40 and 50 kilowatts of power in a light and portable unit. The estimates for the weight of the 50 kilowatt unit are around 600 pounds, which would be the lightest power generation unit of its capacity available.

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

Intellectual  Property
-----------------------

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

Plan  of  Operation
--------------------

For the most recent fiscal year, the company incurred a loss in the amount of $258,548, compared to a loss of $111,069 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's business plan with respect to its engine business is to continue research and development of its engine products, to build a prototype engine, to conduct marketing research to determine the demand for its products, and to verify the target markets. Upon research completion, the Company plans to begin producing, marketing, and selling the engine products.

During the fiscal year ended February 28, 2002, Apache spent $24,610, for an accumulated total of $77,813, towards the research and development of the Apache motor. The Company intends to take the next step and complete the working prototype. Once it has built the prototype engine, the Company will conduct market research to identify its target markets and begin manufacturing and marketing the re-designed engine and associated products. If sales exceed 3,000 units annually, the Company intends to lease or construct a plant capable of handling mass production.

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

During the period from November 26, 1999 (date of incorporation) through February 28, 2002, the Company has engaged in no significant operations other than organizational activities. The Company received no revenues during this period.

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


ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------
<BTB>

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

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
 APACHE  MOTOR  CORPORATION
(A  Development  Stage  Company)

We have audited the consolidated balance sheets of Apache Motor Corporation (A Development Stage Company) as at February 28, 2002 and 2001, the consolidated statements of operations and cash flows for the years ended February 28, 2002 and 2001, and from the date of inception (November 26, 1999) to February 28, 2002 and the consolidated statements of changes in stockholders' equity from the date of inception (November 26, 1999) to February 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




"Pannell  Kerr  Forster"

Chartered  Accountants


Vancouver,  Canada
June  13,  2002



Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28
(U.S. Dollars)
                                                                                    2002        2001
                                                                               ----------  ----------


ASSETS
Current
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,057   $  12,872
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,120       1,489
                                                                               ----------  ----------
                                                                                   5,177      14,361

License . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        519         906
Technology rights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    240,176     240,176
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,806       8,265
                                                                               ----------  ----------

          Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 250,678   $ 263,708
                                                                               ----------  ----------

LIABILITIES
Current

    Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . .  $  76,995   $  11,310
    Due to Company officers . . . . . . . . . . . . . . . . . . . . . . . . .     10,096           -
                                                                               ----------  ----------
                                                                                  87,091      11,310
                                                                               ----------  ----------


STOCKHOLDERS' EQUITY
Common Stock
    Authorized
      100,000,000 shares of common stock with a par value of $0.001 each
        20,000,000 shares of preferred stock with a par value of $0.001 each
    Issued and outstanding
        30,100,000 shares of common stock . . . . . . . . . . . . . . . . . .    511,342     377,167
                (4,500,000 - February 28, 2001)
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .     59,000           0
Other comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . .    (37,138)     14,700
Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (369,617)   (111,069)
                                                                               ----------  ----------
    Total Accumulated Stockholders' Equity. . . . . . . . . . . . . . . . . .    163,587     252,398
                                                                               ----------  ----------

           Total Liabilities and Stockholders' Equity . . . . . . . . . . . .  $ 250,678   $ 263,708
                                                                               ----------  ----------





See  notes  to  consolidated  financial  statements.

Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  February  28,  2002,  and  2001,
and  for  the  period  from  November  26,  1999  (Date  of  Inception)  to  February  28,  2002
(U.S.  Dollars)


                                                                                                    From
                                                                                            November 26,
                                                                                              1999 (Date
                                                             Years    Ended                of Inception)
                                                             February    28,             to February 28,
                                                             2002                2001               2002
Expenses
    Amalgamation and merger costs. .  $                     135,000   $              0   $     135,000
    Research and development . . . .                         24,610             53,203          77,813
    Professional and consulting fees                         45,194              5,288          50,482
    Office and administration. . . .                         33,899             39,185          73,084
    Telephone. . . . . . . . . . . .                         15,083              6,458          21,541
    Entertainment and travel . . . .                          3,650              1,958           5,608
    Amortization . . . . . . . . . .                          1,112              4,977           6,089
                                      ------------------------------  -----------------  --------------
                                                            258,548            111,069         369,617
                                      ------------------------------  -----------------  --------------

Net Loss . . . . . . . . . . . . . .                       (258,548)          (111,069)       (369,617)
Deficit, Beginning of Period . . . .                       (111,069)                 0               0
                                      ------------------------------  -----------------  --------------
Deficit, End of Period . . . . . . .  $                    (369,617)  $       (111,069)  $    (369,617)
                                      ------------------------------  -----------------  --------------

Basic and Diluted loss per share . .  $                       (0.02)  $          (0.01)
                                      ------------------------------  -----------------

Shares Used in Basic and Diluted
Loss Per Share Computation . . . . .                     15,050,000         13,500,000
                                                         ----------         ----------


See  notes  to  consolidated  financial  statements.


Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
For  the  Three  Years  Ended  February  28,  2000,  2001,  and  2002
(U.S.  Dollars)
                                                                        Other
                                                         Additional     Compre-     Accumu-         Total
                                                         Paid in        Hensive     Lated           Stockholders'
                                                                                                    Equity
                                 Shares        Amount    Capital        Income      Deficit        (Deficit)
Inception June 3, 1998. . . .           0   $         0   $      0  $            0   $       0   $       0
Issuance of common
stock:
    For organizational
   cost - April 2, 1999 . . .   2,500,000         2,500          0               0           0           0
    For license - April 28
  , 1999                        2,000,000         2,500          0               0           0           0
Net loss. . . . . . . . . . .           0             0          0               0    (111,069)   (111,069)
Other comprehensive
 income (loss). . . . . . . .           0             0          0         (14,700)          0     (14,700)
Additional paid in
 capital on merger. . . . . .           0       372,667          0               0           0     372,667
                                 --------      --------    ---------       --------    --------    --------
Balance-February 28,
2001                            4,500,000       377,167          0        (14,700)   (111,069)     252,398
Forward split 5 for 1
April 20, 2001. . . . . . . .  18,000,000             0          0               0           0           0
Issuance of common
 stock to become
preferred customer
August 29, 2001 . . . . . . .      50,000            50          0               0           0          50
Issuance of common
 stock to acquire
 Cambridge Creek
 Properties, Ltd. . . . . . .      50,000            50          0               0           0          50
Share issuance by subsidiary.           0       126,575          0               0           0     126,575
Issuance of common
 stock to acquire The
Apache Motor Corp.. . . . . .  16,500,000        16,500          0               0           0      16,500
Cancellation of common
 stock. . . . . . . . . . . .  (9,500,000)       (9,500)     9,500               0           0           0
Issuance of common
 stock for services . . . . .     500,000           500     49,500               0           0      50,000
Other comprehensive
 income (loss). . . . . . . .           0             0          0         (22,438)          0     (22,438)
Net loss. . . . . . . . . . .           0             0          0               0    (258,548)   (258,548)
                                 --------      --------    ---------       --------    --------    --------
Balance-February 28,

2002                           30,100,000     $ 511,342   $ 59,000      $ (37,138)   $(369,617)   $163,587
                                 --------      --------    ---------       --------    --------    --------

See  notes  to  consolidated  financial  statements


Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
For  the  years  ended  February  28,  2002,  and  2001,  and  for  the  Period from
November  26,  1999  (Date  of  Inception)  to  February  28,  2002
(U.S.  Dollars)


                                                                                     From
                                                                              November 26
                                                                          , 1999 (Date of
                                                Years       Ended              inception)
                                             February       28,           to February 28,
                                                 2002               2001             2002
                                            ---------  -----------------   --------------
Operating activities
    Net (loss)                           $   (258,548)  $       (111,069)      $(369,617)
    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities            7,600                  0           7,600
    Non cash expense - amortization             1,112              4,977           6,089
    Changes in operating assets and
      liabilities                              75,884              4,062          79,946
                                         -------------  -----------------  -    ---------
Net cash provided by (used in)
    operating activities                     (173,952)          (102,030)       (275,982)
                                         -------------  -----------------      ----------

Investing Activities
    Technology rights                               0           (240,176)       (240,176)
    License                                         0               (779)           (779)
    Fixed assets                                    0             (7,310)         (7,310)
                                         -------------  -----------------      ----------
                                                    0           (247,565)       (247,565)
                                         -------------  -----------------      ----------

Financing Activities
    Share capital                             134,175            377,167          511,342
    Additional paid in capital                 59,000                  0          59,000
                                         -------------  -----------------      ----------
                                              193,175            377,167          570,342
                                         -------------  -----------------      ----------

Effect of currency translation on cash        (22,438)           (14,700)        (37,138)
                                         -------------  -----------------      ----------
Inflow (outflow) of cash                      (10,815)            12,872           2,057

Cash, beginning of period                      12,872                  0               0
                                         -------------  -----------------      ----------
Cash, end of period                      $      2,057   $         12,872       $   2,057
                                         -------------  -----------------      ----------

Supplemental information
    Interest paid                        $0             $0
    Taxes paid                           $0             $0


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

The Company followed reverse takeover accounting guidelines and accordingly, a share Capital amount of $499,242 represents the paid in capital of the subsidiary company

The Company is a development stage company. To date, the Company has generated no revenues from operations. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its successful efforts to raise additional equity financing. There is no guarantee that the Company will be able to raise any equity financing and there is substantial doubt regarding the Company's ability to continue as a going concern.

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

     f)  Technology  Rights
          The company acquired technology rights related to a new engine design. As consideration for the sale of these rights, the vendor was issued common shares of the subsidiary company. At the present time the vendor holds
10,620,000 shares of the company as a result of this transaction. This represented 64.3% of the issued and outstanding shares of the subsidiary.

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

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company :

NAME                AGE                    POSITION
------------------  ---  ---------------------------------------------
DAVID BOURNE . . .   58  PRESIDENT,  AND A DIRECTOR

LARRY  WINTEMUTE .   52  SECRETARY,  TREASURER  AND  A  DIRECTOR

LORNE CATLING. . .   46  MANAGER OF SALES AND MARKETING AND A DIRECTOR

CHRISTINE  CERISSE   48  DIRECTOR

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                                                                       Number  of                Percentage of
Name                                                                   Shares Held               Shares Owned
--------------------------------------------------------------------------------------------------------------------


  Christine Cerisse                                                           0                      0.0%  d

  David Bourne                                                                0                      0.0%  d

  Larry Wintemute                                                     842,250(1)                     2.8%  d

  Lorne Catling                                                       395,299(2)                     1.3%   d

  Robert Wither                                                    10,486,000(3)                    34.8%

  Thomas and Viola Edling
  (husband and wife)                                                2,000,000                        6.6%

  ALL EXECUTIVE OFFICERS AND
  DIRECTORS AS A GROUP (4 persons)                                  1,237,549                        4.1%  d




(1) Includes 663,250 shares directly owned by Mr. Wintemute, 80,000 shares beneficially owned through Mr. Wintemute's spouse, Laurel Wintemute, and 99,000 shares beneficially owned through 921655 Alberta Inc., an Alberta company of which Mr. Wintemute is a 10% stockholder.

(2) Includes 56,100 shares directly owned by Mr. Catling and 339,199 shares beneficially owned through 754624 Alberta Ltd., an Alberta company of which Mr. Catling is president, director, and stockholder.

(3) Includes 231,000 shares directly owned by Mr. Wither, 40,000 shares beneficially owned through Mr. Wither's spouse, Margaret Walsh, and 10,215,000 shares beneficially owned through 850566 Alberta Inc., an Alberta company of which Mr. Wither is president, director, and stockholder.


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

(Registrant)     APACHE  MOTOR  CORPORATION


By:     /s/  David  Bourne               Date:  July  15,  2002
        ------------------                                 ----
       David  Bourne
       President  and  Director


By:     /s/  Larry  Wintemute          Date:  July  15,  2002
        ---------------------                            -----
       Larry  Wintemute
       Secretary,  Treasurer  and  Director


By:     /s/  Christine  Cerisse          Date:  July  15,  2002
        -----------------------                            -----
       Christine  Cerisse
       Director

By:     /s/  Lorne  Catling               Date:  July  15,  2002
        -------------------                              -------
       Lorne  Catling
       Director