Form 10-Q
period 2002-08-31
APACHE MOTOR CORP
filed 2002-10-15
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  August 31,  2002
                                    ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            APACHE MOTOR CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada               000-33149           #  76-0603927
             ------               ---------           -------------
      (State  or  other      (Commission  file      (I.R.S.  Employer
       jurisdiction  of            number)         Identification  No.)
        organization)

                         #302B, 1725 - 10TH avenue, S.W.
                           Calgary, AB, Canada T3C 0K1
                           ---------------------------
                     Address of principal executive offices

Copies to:  Suite  #676,  141-757  West  Hastings  Street,
Vancouver,  British  Columbia,  Canada  V6C  1A1

                                 (403) 212 1425
                                 --------------
                            Issuer's telephone number

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    October  10,  2002  -  30,100,000  common  shares

                            DOCUMENTS  INCORPORATED  BY  REFERENCE
A description of any documents incorporated by reference' is contained in Item 6 of this report.

Transitional  Small  business  Issuer  Format     Yes  (x  )          No  (  )

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

Apache  Motor  Corporation
A  Development  Stage  Company

Financial  Statements
For  the  Three  Months  and  Six  Months  Ended  August  31,  2002
U.S.  Dollars
Unaudited

Prepared  by  Management

Balance  Sheets  at  August  31,  2002  and  at  February  28,  2002

Statements of Operations for the Three and Six Months Ended August 31, 2002 and 2001

Statement of Changes in Stockholders' Equity for the Three and Six Months Ended August 31, 2002

Statements of Cash Flows for the Three and Six Months Ended August 31, 2002 and 2001

Notes  to  Financial  Statements




Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars
                                                            August 31            February 28
                                                                 2002                   2002
                                                            --------------------------------
ASSETS
Current
 Cash                                                 $             0         $       2,057
 Accounts receivable                                            2,784                 3,120
 Prepaids                                                         252                     0
                                                      --------------------------------------
                                                                3,036                 5,177

License                                                             0                   519
Technology rights                                             240,176               240,176
Capital assets                                                  3,846                 4,806
                                                      --------------------------------------

Total Assets                                          $       247,058         $     250,678
                                                      --------------------------------------

LIABILITIES
Current
  Accounts payable and accrued liabilities            $       113,328         $      76,995
  Due to Company officers                                      17,045                10,096
                                                      --------------------------------------
                                                              130,373                87,091
                                                      --------------------------------------

STOCKHOLDERS' EQUITY
Common Stock
 Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
   20,000,000 shares of preferred stock with a par value of $0.001 each
 Issued and outstanding
   30,100,000 shares of common stock                          511,342               511,342

Additional paid in capital                                     59,000                59,000
Other comprehensive income                                    (42,596)              (37,138)
Deficit accumulated during
  the development stage                                      (411,061)             (369,617)
                                                        ------------------------------------
Total Stockholders' Equity (Deficit)                          116,685               163,587
                                                        ------------------------------------

Total Liabilities and Stockholders' Equity              $     247,058          $    250,678
                                                        ------------------------------------
 See  accompanying  notes



Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operations
Three and Six Months  Ended  August  31
Unaudited
U.S.  Dollars
                                                  Three Months                Six Months          Inception to Date
                                               2002          2001         2002          2001
EXPENSES
  Amalgamation and merger costs                $        0    $       0    $       0    $       0   $    135,000
  Research and development                              0            0            0            0         77,813
  Consulting and
     professional fees                             21,390        4,000       27,390        6,187         77,872
  Office                                            1,323          785        2,108        2,911         75,192
  Telephone                                         6,867        2,600       10,467        4,500         32,008
  Entertainment                                         0            0            0          438          5,608
  Amortization                                        520          400        1,479          733          7,568
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                         $(30,100)     $(7,785)    $(41,444)    $(14,769)     $(411,061)
-------------------------------------------------------------------------------------------------------------------
Basic and diluted
  Net loss per share                             $  (0.00)     $ (0.00)    $  (0.00)    $  (0.00)
-------------------------------------------------------------------------------------------------------------------
SHARES USED IN BASIC
AND DILUTED PER SHARE
COMPUTATION                                    30,100,000   21,000,000    30,100,000  21,000,000
-------------------------------------------------------------------------------------------------------------------


See  accompanying  notes




Apache  Motor  Corporation
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity
Six  Months  Ended  August 31,  2002
Unaudited
U.S.  Dollars

                                                             Other
                                             Additional     Compre-      Accumu-              Total
                                                Paid in    hensive        lated         Stockholder
                      Shares       Amount       Capital     Income      Deficit              Equity

Balance,
February 28,
2002              30,100,000     $511,342       $59,000   $(37,138)   $(369,617)           $163,587

Net loss
for the period             -            -             -     (5,458)     (41,444)            (46,902)
---------------------------------------------------------------------------------------------------

Balance,
August 31,
2002              30,100,000     $511,342       $59,000   $(42,596)   $(411,061)           $116,685
----------------------------------------------------------------------------------------------------


See  accompanying  notes




Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Three and Six Months  Ended  August 31, 2002
Unaudited
U.S.  Dollars

                                                             Three Months                Six Months            Inception to Date
                                                          2002          2001         2002          2001

Operating Activities
  Net income (loss)                                       $(30,100)     $(7,785)     $(41,444)     $(14,769)     $(411,061)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities
    Non cash expense                                           520          400         1,479           733          7,568
    Changes in operating assets
      and liabilities                                       31,275       (1,398)       43,366        14,036        121,255
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used by)
      operating activities                                   1,695       (8,783)        3,401             0       (282,238)
-----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Technology rights                                             0            0             0             0       (240,176)
   License                                                       0            0             0             0           (779)
   Fixed assets                                                  0            0             0             0         (7,310)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 0            0             0             0       (247,565)
-----------------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Share capital                                                 0            0             0             0        511,342
   Additional paid in capital                                    0            0             0             0         59,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 0            0             0             0        570,342
-----------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency
 translation on cash                                        (2,940)           0        (5,458)            0        (42,596)
-----------------------------------------------------------------------------------------------------------------------------------

Inflow (outflow) of cash                                    (1,245)      (8,783)       (2,057)            0         (2,057)

Cash, beginning of period                                    1,245        8,783         2,057             0          2,057
-----------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                       $      0      $     0      $      0       $     0      $       0
-----------------------------------------------------------------------------------------------------------------------------------


Supplemental information
  Interest paid                                           $      0      $     0      $      0       $     0      $       0
  Shares issued                                           $      0      $     0      $      0       $     0      $ 570,342
  Corporate income taxes paid                             $      0      $     0      $      0       $     0      $       0


See  accompanying  notes

Apache  Motor  Corporation
Notes  to  Financial  Statements
August  31,  2002
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

The Company had 22,550,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,600,000 shares issued and outstanding following the Merger

Pursuant to an Agreement and Plan of Exchange (the "Exchange") dated September 10, 2001, (and effective September 12, 2001) the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company and the Company agreed to issue 500,000 common shares for fees. The Exchange was effective on September 12, 2001.

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

2.           BASIS  OF  ACCOUNTING  PRESENTATION
These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K filed June 14, 2002 and amended form 10Ka filed July 15, 2002.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2002 and the results of its operations for the three and six months then ended. The results of operations for the three and six months ended August 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.           COMMON  STOCK
See Note 1 to the financial statements for the three and six months ended August 31, 2002.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended August 31, 2002 and 2001 (prepared by management).

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

The  Company's  Services
The Company's previous operations consisted of activities in investigating business opportunities. The Company is currently seeking financing for the development, manufacturing, marketing and distribution network for the production and distribution of its engine. The Company intends to become an engine manufacturing firm that provides its product to the small internal combustion engine market.

On August 22, 2002 the Company entered into an acquisition proposal with Habitat International Inc. S.A. de C.V. to acquire the Manzanillo Country Club for the issuance of 6,000,000 shares of its common stock. The Company would further be entitled to participate in certain land and development permits for 83 housing units for the issuance of an additional 2,000,000 shares of its common stock and the undertaking, on a best efforts basis, to arrange a $1,000,000 USD financing for the construction of the housing units.

The acquisition of the Manzanillo Country Club will represent a diversification in the Company's business plan. Management is optimistic that funding made available to advance its business through Habitat International will benefit the financing of the development of its small engine project .

Subsequent  Events
There were no reportable subsequent events. See also "The Company's Services" above.

Results  of  Operations
Comparison of the three months ended August 31, 2002 with the three months ended August 31, 2001.

No revenue was recorded for the three month period ended August 31, 2002 and no revenue was recorded during the same period of the prior year. Net
(loss) for the three month period ended August 31, 2002 was $(30,100) compared to a loss of $(7,785) in the three months ended August 31, 2001. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. To date, the Company has generated no revenues.

Comparison of the six months ended August 31, 2002 with the six months ended August 31, 2001.

No revenue was recorded for the six month period ended August 31, 2002 and no revenue was recorded during the same period of the prior year. Net
(loss) for the six month period ended August 31, 2002 was $(41,444) compared to a loss of $(14,769) in the six months ended August 31, 2001. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. To date, the Company has generated no revenues.

Comparison  of  Financial  Position  at  August  31,  2002  with  August  31,
2001

The Company's working capital position remained deteriorated at August 31, 2002 with current liabilities of $130,373 in excess of current assets of $3,036 causing a working capital deficiency of $(127,337). At February 28, 2002 the Company had a working capital deficit of $(81,914).

Liquidity  and  Capital  Resources
The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

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

Item  6.  Exhibits  and  Reports  on  form  8-K  12g3  and  amendments.

No  change  since  previous  filing.
Documents incorporated by reference: Form 10K SB and amendments, Form 8K-12g3 and amendments, Form 8K

SIGNATURES
In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October  14,  2002                  Apache  Motor  Corporation
                                               (Registrant)

                                           By:  /s/  David  Bourne
                                                ------------------

                                                David  Bourne
                                                President  and  Director



                    CERTIFICATION OF PRESIDENT AND DIRECTOR
                                  PURSUANT  TO
                             18  W.S.C.  SECTION  1350
                             AS  ADOPTED  PURSUANT  TO
                  SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002



I, David Bourne, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Koala International Wireless Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Koala International Wireless Inc.


                                   By:     /s/  David  Bourne
                                              ---------------------

                                   Name:     David  Bourne

                                   Title:    President and a Director

                                   Date:     October  15,  2002