Form 10KSB/A
period 2002-02-28
APACHE MOTOR CORP
filed 2002-10-16
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB
                                 Amendment No. 2

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
                                                  ---------

                             APACHE MOTOR CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

                  Nevada                               76-0603927
                  ------                               ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


     #302B, 1725 - 10TH avenue, S.W.                 (403) 212 1425
       Calgary, AB, Canada T3C 0K1                   --------------
       ---------------------------              (Registrant's phone number)
 (Address of principal executive offices)

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
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       6

Part  II
--------
Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters    6
Item  6     Management's  Discussion  and  Analysis  of  Financial
            Condition or  Plan  of  Operation                                 6
Item  7     Financial  Statements                                             8
Item  8     Changes  In  and  Disagreements  With  Accountants on
            Accounting and Financial  Disclosure                             15

Part  III
---------
Item  9     Directors,  Executive  Officers,  Promoters  and  Control
            Persons; Compliance With Section 16(a) of the Exchange  Act      16
Item  10    Executive  Compensation                                          16
Item  11    Security Ownership of Certain Beneficial Owners and Management   16
Item  12    Certain  Relationships  and  Related  Transactions               17
Item  13    Exhibits  and  Reports  on  Form  8-K                            17

Signatures                                                                   18

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

Plan  of  Operation
--------------------

For the most recent fiscal year, the company incurred a loss in the amount of $258,548 Cdn, compared to a loss of $111,069 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

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


As discussed in Note 4 to the consolidated financial statements, the Company has restated its previously issued 2002 and 2001 consolidated financial statements and financial statement schedules.





"Pannell  Kerr  Forster"

Chartered  Accountants


Vancouver,  Canada
June  13,  2002

(Except  for  Note  4  as  to  which  the  date  is  October  15,  2002)



Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28
(U.S. Dollars)
                                                                                        2002            2001
                                                                                 ------------    ------------
                                                                                       (Restated  Note  4)


ASSETS
Current
    Cash                                                                       $       2,057   $      12,872
    Accounts receivable                                                                3,120           1,489
                                                                               --------------  --------------
                                                                                       5,177          14,361

License                                                                                  519             906
Technology rights                                                                    240,176         240,176
Capital assets                                                                         4,806           8,265
                                                                               --------------  --------------

          Total Assets                                                         $     250,678   $     263,708
                                                                               --------------  --------------

LIABILITIES
Current

    Accounts payable and accrued liabilities                                   $      76,995   $      11,310
    Due to Company officers                                                           10,096               0
                                                                               --------------  --------------
                                                                                      87,091          11,310
                                                                               --------------  --------------

STOCKHOLDERS' EQUITY
Common Stock
    Authorized
      100,000,000 shares of common stock with a par value of $0.001 each
       20,000,000 shares of preferred stock with a par value of $0.001 each
    Issued and outstanding
       30,100,000 shares of common stock                                             511,342          377,167
                (4,500,000 - February 28, 2001)
Additional paid in capital                                                            59,000                0
Other comprehensive income (loss)                                                    (37,138)        (14,700)
Deficit accumulated during the development stage                                    (369,617)       (111,069)
                                                                               --------------  --------------
    Total Accumulated Stockholders' Equity                                           163,587         252,398
                                                                               --------------  --------------

           Total Liabilities and Stockholders' Equity                          $     250,678   $     263,708
                                                                               --------------  --------------





See notes to consolidated financial statements.

Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  February  28, 2002, and 2001,
and  for  the  period  from November 26,  1999  (Date  of  Inception)  to  February 28, 2002
(U.S.  Dollars)

                                                                                  From
                                                                           November 26,
                                                                            1999 (Date
                                              Years Ended                 of Inception)
                                              February 28,              To February 28,
                                           2002           2001                    2002
                                    -----------        -------          --------------
                                               (Restated  Note  4)


Expenses
    Amalgamation and merger costs   $   135,000     $        0          $      135,000
    Research and development             24,610         53,203                  77,813
    Professional and consulting fees     45,194          5,288                  50,482
    Office and administration            33,899         39,185                  73,084
    Telephone                            15,083          6,458                  21,541
    Entertainment and travel              3,650          1,958                   5,608
    Amortization                          1,112          4,977                   6,089
                                    -----------        -------          --------------
                                        258,548        111,069                 369,617
                                    -----------        -------          --------------

Net Loss                               (258,548)      (111,069)               (369,617)
Deficit, Beginning of Period           (111,069)             0                       0
                                    -----------        -------          --------------
Deficit, End of Period           $     (369,617)    $ (111,069)          $    (369,617)
                                    -----------        -------          --------------
Basic and Diluted loss per share $        (0.02)    $    (0.01)


Shares  Used  in Basic and Diluted
Loss Per Share Computation (after
giving effect to stock split on a
5 for 1 basis)                        15,050,000     13,500,000
                                    -----------     -----------







See notes to consolidated financial statements.


Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  period  from  November  26,  1999  (Date  of  Inception)  to  February  28,  2002
(U.S.  Dollars - restated)

                                                                                           Other
                                                                            Additional     Compre-        Accumu-     Total
                                                                            Paid in        hensive        lated       Stockholders'
                                              Shares         Amount         Capital        Income         Deficit     Deficit
                                         -----------         ------         ----------     --------      --------     ---------
Inception November 26, 1999                       0        $      0        $         0    $       0      $      0    $        0
Issuance of common stock:
  For organizational cost -
  April 2,1999, after
  April 20, 2001 stock split
  on a 5 for 1 basis                     12,500,000           2,500                  0            0             0             0
  For license -
  April 28, 1999, after
  April 20, 2001 stock split
  on a 5 for 1 basis                     10,000,000           2,500                  0            0             0             0
Net loss                                          0               0                  0            0      (111,069)     (111,069)
Other comprehensive income (loss)                 0               0                  0      (14,700)            0       (14,700)
Additional paid in capital on merger              0         372,667                  0            0             0       372,667
                                         ----------          ------            -------      -------      --------       -------
Balance-February 28, 2001                22,500,000         372,167                  0      (14,700)      (111,069)     252,398
Issuance of common stock to become
    preferred customer August 29, 2001       50,000              50                  0            0             0            50
Issuance of common stock to acquire
    Cambridge Creek Properties, Ltd          50,000              50                  0            0             0            50
Share issuance by subsidiary                      0         126,575                  0            0             0        126,575
Issuance of common stock to acquire
    The Apache Motor Corp.               16,500,000          16,500                  0            0             0        16,500
Cancellation of common stock             (9,500,000)         (9,500)             9,500            0             0             0
Issuance of common stock for services       500,000             500             49,500            0             0        50,000
Other comprehensive income (loss)                 0               0                  0      (22,438)            0       (22,438)
Net loss                                          0               0                  0            0      (258,548)     (258,548)
                                         ----------          ------            -------      -------      --------       -------
Balance-February 28, 2002                30,100,000        $511,342        $    59,000     $(37,138)    $(369,617)   $  163,587


See notes to consolidated financial statements.


Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For  the  years  ended  February  28,  2002, and 2001, and for the Period from
November  26,  1999  (Date  of  Inception)  to  February  28,  2002
(U.S. Dollars)

                                                                                              From
                                                                                       November 26,
                                                                                     1999 (Date of
                                                                    Years Ended          inception)
                                                                    February 28,    to February 28,
                                                                   2002        2001           2002
                                                              ---------    --------    -----------
Operating activities

    Net (loss) - restated                                     $(258,548)  $(111,069)   $  (369,617)

    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities                              7,600           0          7,600
    Non cash expense - amortization                               1,112       4,977          6,089
    Changes in operating assets and
      liabilities                                                75,844       4,062         79,946
                                                               --------     -------         ------
Net cash provided by (used in)
    operating activities                                       (173,952)   (102,030)      (275,982)
                                                               --------     -------        --------
Investing Activities
    Technology rights                                                 0    (240,176)      (240,176)
    License                                                           0        (779)          (779)
    Fixed assets                                                      0      (7,310)        (7,310)
                                                               --------     --------       --------
                                                                      0    (247,565)      (247,565)
                                                               --------     --------       --------

Financing Activities
    Share capital                                               134,175     377,167         511,342
    Additional paid in capital                                   59,000           0          59,000
                                                               --------     --------        -------
                                                                193,175     377,167         570,342
                                                               --------     --------        -------
Effect of currency translation on cash                          (22,438)    (14,700)        (37,138)
                                                               --------     --------        -------
Inflow (outflow) of cash                                        (10,815)     12,872           2,057

Cash, beginning of period                                        12,872           0               0
                                                               --------     --------        -------
Cash, end of period                                           $   2,057   $  12,872     $     2,057
                                                               --------      -------         ------

Supplemental information
    Interest paid                                             $       0   $       0
    Taxes paid                                                $       0   $       0

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


4.   RESTATEMENT
       The Company has restated its comparative balance sheet dated February 28, 2001 to reflect an adjustment to the exchange rates originally used to convert Canadian dollars to US dollars. As a result of this restatement, technology rights were adjusted to $240,176 from $212,400. The Company's current accounts were also adjusted to reflect the change in conversion rates. The Company restated its common stock to properly reflect the balances carried forward from its subsidiary company, increasing common stock to $377,167 from $4,500 and decreasing additional paid in capital from $325,280 to $NIL. The restatement changed the deficit to $111,069 from $120,372.

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

DAVID  BOURNE                58    PRESIDENT,  AND  A  DIRECTOR

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                                      Number of                Percentage  of
Name                                  Shares  Held             Shares  Owned
----                                  ------------             --------------

David  Bourne                                   0                   0.0%  d

Christine  Cerisse                              0                   0.0%  d

Larry  Wintemute                          842,250(1)                2.8%  d

Lorne  Catling                            395,299(2)                1.3%  d

Robert  Wither                         10,486,000(3)               34.8%

Thomas  and  Viola  Edling
(husband  and  wife)                    2,000,000                   6.6%

ALL  EXECUTIVE  OFFICERS  AND
DIRECTORS AS A GROUP (4 persons)       1,237,549                    4.1%  d

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

(Registrant)     APACHE  MOTOR  CORPORATION


By:     /s/  David  Bourne                    Date:  October  15,  2002
        ------------------                           ------------------
       David  Bourne
       President  and  Director


By:     /s/  Larry  Wintemute                  Date:  October 15,  2002
        ---------------------                         -----------------
       Larry  Wintemute
       Secretary,  Treasurer  and  Director


By:     /s/  Christine  Cerisse                Date:  October 15,  2002
        -----------------------                       -----------------
       Christine  Cerisse
       Director

By:     /s/  Lorne  Catling                     Date:  October 15,  2002
        -------------------                            -----------------
       Lorne  Catling
       Director