Form 10-Q
period 2002-11-30
APACHE MOTOR CORP
filed 2003-02-11
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  November  30,  2002

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
(State  or  other              (Commission  file              (I.R.S.  Employer
jurisdiction  of                     number)                Identification  No.
 organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    January  31,  2003  -  30,100,000  common  shares

                            DOCUMENTS  INCORPORATED  BY  REFERENCE
A description of any 'documents incorporated by reference' is contained in ITEM 6 of this report.

Transitional  Small  business  Issuer  Format     Yes  (x  )          No  (  )

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  Financial  Statements

Apache  Motor  Corporation
A  Development  Stage  Company

Financial  Statements
Nine  Months  Ended  November  30,  2002
U.S.  Dollars
Unaudited

Prepared  by  Management

Balance  Sheets  at  November  30,  2002  and  at  February  28,  2002

Statements of Operations for the Three Months and Nine Months Ended November 30, 2002 and 2001

Statement of Changes in Stockholders' Equity for the Nine Months Ended November 30, 2002

Statements  of  Cash  Flows for the Nine Months Ended November 30, 2002 and 2001

Notes  to  Financial  Statements

Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars

                                   November  30         February  28
                                           2002                 2002
                                           ----                 ----

ASSETS
Current
 Cash                             $           0          $     2,057
 Accounts  receivable                     3,699                3,120
 Prepaids                                   256                    0
                                            ---              -------
                                          3,955                5,177

License                                       0                  519
Technology  rights                      240,176              240,176
Capital  assets                           3,326                4,806
                                          -----                -----

Total  Assets                          $247,457           $  250,678
                                       --------              -------

LIABILITIES
Current
  Accounts  payable  and  accrued
       liabilities                      234,730           $   76,995
  Due  to  Company  officers             26,246               10,096
                                         ------               ------
                                        260,976               87,091

STOCKHOLDERS'  EQUITY
Common  Stock
 Authorized
  100,000,000  shares  of  common  stock  with  a  par  value  of  $0.001  each
   20,000,000 shares of preferred stock with a par value of $0.001 each Issued and outstanding
   30,100,000 shares of common stock    511,342              511,342

Additional  paid  in  capital            59,000               59,000
Other  comprehensive  income            (42,530)             (37,138)
Deficit  accumulated  during
  the  development  stage              (541,331)            (369,617)
                                       --------             ---------
Total Stockholders' Equity (Deficit)    (13,519)             163,587
                                         ------              -------

Total Liabilities and Stockholders'
      Equity                           $247,457         $    250,678
                                        -------              -------

 See  accompanying  notes


Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operations
Three  and  Nine  Months  Ended  November  30
Unaudited
U.S.  Dollars

                                       Three  Months           Nine Months         Inception
                                    2002        2001        2002        2001       to  Date
EXPENSES
Amalgamation  and  merger  costs   $   0     $     0      $    0    $135,000       $135,000
Research  and  projects           10,500      17,886      10,500      41,044         88,313
Consulting and professional fees  96,519           0     123,909      31,028        174,391
Office                            11,593           0      13,701           0         86,785
Telephone                          5,940           0      16,407           0         37,948
Entertainment                        615           0         615           0          6,223
Investor  relations                2,550           0       2,550           0          2,550
Transfer  agent and filing         2,033           0       2,033           0          2,033
Amortization                         520         333       1,999         999          8,088
-------------------------------------------------------------------------------------------
NET  LOSS                      $(130,270)   $(18,219)  $(171,714)  $(208,071)     $(541,331)
-------------------------------------------------------------------------------------------
Basic  and  diluted
  Net  loss  per share         $   (0.00)   $  (0.00)  $   (0.00)  $   (0.00)
-------------------------------------------------------------------------------------------
SHARES  USED  IN  BASIC
AND  DILUTED  PER  SHARE
COMPUTATION                   30,100,000  21,000,000  30,100,000  21,000,000
-------------------------------------------------------------------------------------------


See  accompanying  notes




Apache  Motor  Corporation
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity
Nine  Months  Ended  November 30,  2002
Unaudited
U.S.  Dollars

                                                             Other
                                             Additional     Compre-      Accumu-           Total
                                                Paid in    hensive        lated      Stockholder
                      Shares       Amount       Capital     Income      Deficit           Equity

Balance,
February 28,
2002              30,100,000     $511,342       $59,000   $(37,138)   $(369,617)        $163,587

Net loss
for the period             -            -             -     (5,392)    (171,714)        (177,106)
---------------------------------------------------------------------------------------------------

Balance,
November 30,
2002              30,100,000     $511,342       $59,000   $(42,530)   $(541,331)        $(13,519)
----------------------------------------------------------------------------------------------------


See  accompanying  notes

Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Nine  Months  Ended  November  30,  2002
Unaudited
U.S.  Dollars

                                                    Nine  Months      Inception
                                                   2002        2001          to
                                                                           Date
Operating  Activities
  Net  income  (loss)                         $(171,714)  $(208,071)  $(541,331)
    Adjustments  to  reconcile  net  income  (loss)
      to  net  cash  used  by  operating  activities
    Non  cash  expense                            1,999         999       8,088
    Changes  in  operating  assets
      and  liabilities                          173,050       9,622     250,939
                                                -------       -----     -------
   Net  cash  provided  by  (used  by)
      operating  activities                       3,335    (197,450)   (282,304)
                                                  -----    ---------    --------

Investing  Activities
   Technology rights                                  0           0    (240,176)
   License                                            0           0        (779)
   Fixed  assets                                      0           0      (7,310)
                                                    ---         ---      -------
                                                      0           0    (247,565)
                                                    ---         ---    ---------

Financing  Activities
   Share  capital                                     0           0     511,342
   Additional  paid  in  capital                      0     185,786      59,000
                                                    ---     -------      ------
                                                      0     185,786     570,342
                                                    ---     -------     -------
Effect  of  foreign  currency
 translation  on  cash                           (5,392)          0     (42,530)
                                                  -----         ---      ------

Inflow  (outflow)  of  cash                      (2,057)    (11,664)     (2,057)

Cash,  beginning  of  period                      2,057      11,666       2,057
                                                  -----      ------       -----

Cash,  end  of  period                        $       0     $     2    $      0
                                                -------      ------    --------


Supplemental  information
  Interest  paid                              $       0     $     0    $      0
  Shares  issued                              $       0     $     0    $570,342
  Corporate  income  taxes  paid              $       0     $     0    $      0


See  accompanying  notes

Apache  Motor  Corporation
Notes  to  Financial  Statements
November  30,  2002
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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2002 and the results of its operations for the three and nine months then ended. The results of operations for the three and nine months ended November 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.           Common  stock
See Note 1 to the financial statements for the nine months ended November 30, 2002.

ITEM  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine months ended November 30, 2002 and 2001 (prepared by management).

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

The  Company's  Services
The Company's operations now consist of activities in investigating business opportunities. The Company has in past periods attempted to create a development, manufacturing, marketing and distribution network for the production and distribution of its engine. The Company's business of becoming an engine manufacturing firm that intends to provide its product to the small internal combustion engine market has been placed on hold.

Subsequent  Events
There  were  no  reportable  subsequent  events.

Results  of  Operations
Comparison of the three months ended November 30, 2002 with the three months ended November 30, 2001.

No revenue was recorded for the three month period ended November 30, 2002 and no revenue was recorded during the same period of the prior year. Net (loss) for the three month period ended November 30, 2002 was $(130,270) compared to a loss of $(18,219) in the three months ended November 30, 2001. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going search for a business opportunity. To date, the Company has generated no revenues.

Comparison of the nine months ended November 30, 2002 with the nine months ended November 30, 2001.

No revenue was recorded for the nine month period ended November 30, 2002 and no revenue was recorded during the same period of the prior year. Net (loss) for the nine month period ended November 30, 2002 was $(171,714) compared to a loss of $(208,071) in the nine months ended November 30, 2001. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of business opportunity. To date, the Company has generated no revenues.

Comparison  of  Financial  Position  at  November  30,  2002  with  November 30,
2001.

The Company's working capital position remained deteriorated at November 30, 2002 with current liabilities of $260,976 in excess of current assets of $3,955 causing a working capital deficiency of $(257,021). At February 28, 2002 the Company had a working capital deficit of $(81,914).

Liquidity  and  Capital  Resources
The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

PART  II  -  OTHER  INFORMATION

ITEM  1.  Legal  Proceedings.

No  change  since  previous  filing.

ITEM  2.  Changes  in  Securities.

Options  Granted       Date       Exercise  Price       Expiry      Date
----------------       ----       ---------------       ------      ----

None

Common  Stock  Issued      Date       Consideration
---------------------      ----       -------------

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

February  10,  2003                Apache  Motor  Corporation
                                  (Registrant)

                                   By:  /s/  David  Bourne
                                   ------------------

                                   David  Bourne
                                   President  and  Director

                               302 CERTIFICATION*

I,  Larry Wintemute,  acting  Chief  Financial  Officer,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Apache Motor Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February  10,  2003
       ------------------

/s/  Larry Wintemute
_________________________________
Larry Wintemute
Acting  Chief  Financial  Officer

                                  EXHIBIT INDEX


Exhibit  No.     Description
------------     -----------
     99.1        Certification