Form 10KSB
period 2003-02-28
APACHE MOTOR CORP
filed 2003-06-19
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended February 28, 2003
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission file number: 000-33149

Apache Motor Corporation
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 676, 141- 757 West Hastings Street

Vancouver, BC, V6C 1A1	(604) 681 -7806
(Address of principal executive offices)	(Registrant's phone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant's revenues for its most recent fiscal year:   $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Aggregate market value of voting common equity held by non-affiliates as of February 28, 2003: $ 5,500,000.
Aggregate market value of non-voting common equity held by non-affiliates as of February 28, 2003: $ NIL

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding shares of common stock as of February 28, 2003: 30,100,000
Outstanding shares of preferred stock as of February 28, 2003: Nil

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☒ No ☐

Apache Motor Corporation

Index to
Transitional Annual Report on Form 10-KSB
For the Year Ended February 28, 2003

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Pursuant to an Agreement and Plan of Exchange effective September 12, 2001 Apache Motor Corporation (the "Company"), a Nevada corporation, acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the stockholders of Apache who voluntarily exchanged their Apache stock for an aggregate of 16,500,000 shares of the Company's common stock. This exchange was accounted for as a reverse takeover of the Company since the stockholders of Apache became the majority holders of the Company's voting common stock.

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

Potential markets for such a lightweight power unit were examined. The obvious market was for ultra-light and experimental light aircraft. Further research indicated that a large market for motorcycle cruisers and outboard marine applications exists. The power to weight advantage was so significant that the engine could be used as an outboard marine engine and come in at half the weight of a comparable four-cycle marine engine. The intent was for it to be the highest horsepower four-cycle engine available in the outboard marine market. Since it was to be an air-cooled engine, it would not inject any pollutants into the water nor will it need to be built in salt water and fresh water versions.

Continued research showed that with the addition of other advanced technologies, the radial design benefited from lower drag on engine components and used fewer moving parts. Fuel efficiency could be dramatically improved from similarly powerful in line or "V" engines. Emissions would also be much lower with the addition of advanced combustion technology. The lightweight radial four-cycle could be a cost effective replacement for all two-stroke engines.

Engine Business

The Company's principal business objective with respect to the production of engines and to complete research and development of the radial engine begun by Apache and then manufacture and market it has been put on hold.

Vitamin Business

The Company has not abandoned its Vitamineralherb.com license but is unable to focus its limited resources on its development.

Funding Its Business Plan

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current funding. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Intellectual Property

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

Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental and consumer protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to internal combustion engines. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair the growth of the Company and result in a decline in the Company's prospects.

Employees

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders during the year ended February 28, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No change since previous filing

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

For the most recent fiscal year, the company incurred a loss in the amount of $193,916 compared to a loss of $258,548 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's business plan with respect to its engine business has been placed on hold.

The Company is currently seeking funding to complete a real estate transaction in Mexico known as ‘Habitat’. Subsequent to February 28, 2003, the Company entered into a Voluntary Share Exchange to acquire 100% of the issued shares of Manter Enterprises Inc. (Manter) from the shareholders of Manter in exchange for 20,000,000 shares of the Company, subject to certain conditions. Through the acquisition of Manter, the Company will acquire an engineered stone technology which embodies a production process using a cement base to manufacture simulated stone products and can be used in place of marble or finished natural stone at a price advantage over quarried natural products in a range of colors, hues and patterns limited only by the designer’s creativity.

During the period from November 26, 1999 (date of incorporation) through February 28, 2003, the Company has engaged in no significant operations other than organizational activities. The Company received no revenues during this period.

For the current fiscal year ending February 28, 2003, the Company incurred a loss as a result of organizational expenses and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of its business. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The

Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. The board of directors has decided that it is in the best interests of the corporation and its stockholders to enter into a new line of business altogether.

Liquidity and Capital Resources

The Company remains in its developmental stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company expects to carry out its plan of business as discussed above. The officers and directors of the Company will serve without compensation until the Company achieves revenue.

Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from operation of its business and through additional equity financing. The Company anticipates that it will require $250,000 through February 28, 2004, which it plans to generate from private investors.

The Company will need additional capital to carry out its business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support its potential businesses on acceptable terms, or at all.

ITEM 7. FINANCIAL STATEMENTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
APACHE MOTOR CORPORATION
(A Development Stage Company)

We have audited the balance sheets of Apache Motor Corporation (A Development Stage Company) as at February 28, 2003 and 2002, the statements of operations and cash flows for the years ended February 28, 2003 and 2002, and from the date of inception (November 26, 1999) to February 28, 2003 and the statement of changes in stockholders' (deficit) equity from the date of inception (November 26, 1999) to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Motor Corporation (A Development Stage Company), as at February 28, 2003 and 2002 and the results of its operations and its cash flows for the years ended February 28, 2003 and 2002 and for the period from the date of inception (November 26, 1999) to February 28, 2003 in accordance with accounting principles generally accepted in the United States of America.

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

"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
June 13, 2003

Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (NOTE 1)
February 28 (U.S. Dollars)

	2003	2002

ASSETS
Current
Cash	$776	$2,057
Accounts receivable	886	3,120

	1,662	5,177

License	0	519
Technology rights	240,176	240,176
Capital assets	1,720	4,806

Total Assets	$243,558	$250,678

LIABILITIES
Current

Accounts payable and accrued liabilities	$257,477	$76,995
Due to Company officers	27,355	10,096

	284,832	87,091

STOCKHOLDERS' EQUITY
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.001 each
20,000,000 shares of preferred stock with a par value of $0.001 each
Issued and outstanding

30,100,000 shares of common stock	511,342	511,342
(30,100,000 – February 28, 2002)
Additional paid in capital	59,000	59,000
Other comprehensive income (loss)	(48,083)	(37,138)
Deficit accumulated during the development stage	(563,533)	(369,617)

Total Accumulated Stockholders' (Deficit) Equity	(41,274)	163,587

Total Liabilities and Stockholders' Equity	$243,558	$250,678

See notes to consolidated financial statements.

Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended February 28, 2003, and 2002,
and for the period from November 26, 1999 (Date of Inception) to February 28, 2003
(U.S. Dollars)

			From
			November 26,
			1999 (Date
	Years	Ended	of Inception)
	February	28,	to February 28,
	2003	2002	2003

Expenses
Amalgamation and merger costs	$0	$135,000	$135,000
Research and development	0	24,610	77,813
Professional and consulting fees	6,071	45,194	50,482
Office and administration	166,346	33,899	73,084
Telephone	13,059	15,083	21,541
Entertainment and travel	4,835	3,650	5,608
Amortization	3,605	1,112	6,089

	193,916	258,548	563,533

Net Loss	(193,916)	(258,548)	(563,533)
Deficit, Beginning of Period	(369,617)	0	0

Deficit, End of Period	$(563,533)	$(258,548)	$(563,533)

Basic and Diluted loss per share	$(0.02)	$(0.02)

Shares Used in Basic and Diluted
Loss Per Share Computation	30,100,000	15,050,000

See notes to consolidated financial statements.

Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Three Years Ended February 28, 2000, 2001, and 2002 (U.S. Dollars)

				Other		Total
			Additional	Compre-	Accumu-	Stockholders'
			Paid in	hensive	lated	(Deficit)
	Shares	Amount	Capital	Income	Deficit	Equity

Inception June 3, 1998	0	$0	$0	$0	$0	$0
Issuance of common
stock:
For organizational
cost - April 2, 1999	2,500,000	2,500	0	0	0	0
For license - April 28,
1999	2,000,000	2,500	0	0	0	0

Net loss	0	0	0	0	(111,069)	(111,069)
Other comprehensive
income (loss)	0	0	0	(14,700)	0	(14,700)
Additional paid in
capital on merger	0	372,667	0	0	0	372,667

Balance-February 28,
2001	4,500,000	377,167	0	(14,700)	(111,069)	252,398
Forward split 5 for 1
April 20, 2001	18,000,000	0	0	0	0	0
Issuance of common
stock to become
preferred customer
August 29, 2001	50,000	50	0	0	0	50
Issuance of common
stock to acquire
Cambridge Creek
Properties, Ltd.	50,000	50	0	0	0	50
Share issuance by
subsidiary	0	126,575	0	0	0	126,575
Issuance of common
stock to acquire The
Apache Motor Corp.	16,500,000	16,500	0	0	0	16,500
Cancellation of common
stock	(9,500,000)	(9,500)	9,500	0	0	0
Issuance of common
stock for services	500,000	500	49,500	0	0	50,000
Other comprehensive
income (loss)	0	0	0	(22,438)	0	(22,438)
Net loss	0	0	0	0	(258,548)	(258,548)

Balance-February 28,
2002	30,100,000	$511,342	$59,000	$(37,138)	$(369,617)	$163,587
Other comprehensive
income (loss)	0	0	0	(10,945)	0	(10,945)
Net loss	0	0	0	0	(193,916)	(193,916)

Balance-February 28,
2003	30,100,000	$511,342	$59,000	$(48,083)	$(563,533)	$(41,274)

See notes to consolidated financial statements.

Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended February 28, 2003, and 2002, and for the Period from
November 26, 1999 (Date of Inception) to February 28, 2003
(U.S. Dollars)

			From
			November 26,
			1999 (Date of
	Years Ended		inception)
	February 28,		to February 28,
	2003	2002	2003

Operating activities
Net (loss)	$(193,916)	$(258,548)	$(563,533)
Adjustments to reconcile net
(loss) to net cash provided by
(used by) operating activities	0	7,600	7,600
Non cash expense - amortization	3,605	1,112	9,694
Changes in operating assets and
liabilities	199,975	75,884	79,946

Net cash provided by (used in)
operating activities	9664	(173,952)	(273,918)

Investing Activities
Technology rights	0	0	(240,176)
License	0	0	(779)
Fixed assets	0	0	(7,310)

	0	0	(247,565)

Financing Activities

Share capital	0	134,175	511,342
Additional paid in capital	0	59,000	59,000

	0	193,175	570,342

Effect of currency translation on cash	(10,945)	(22,438)	(48,083)

Inflow (outflow) of cash	(1,281)	(10,815)	776

Cash, beginning of period	2,057	12,872	0

Cash, end of period	$776	$2,057	$776

Supplemental information
Interest paid	$0	$0	$0
Taxes paid	$0	$0	$0

See notes to consolidated financial statements.

Apache Motor Corporation
(a Development Stage Company)
Notes to Financial Statements
February 28, 2003

1.     ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001 to Apache Motor Corporation. Pursuant to an Agreement and Plan of Merger dated August 31, 2001, (effective September 4, 2001) the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000.00 and merged with Cambridge (the "Merger").

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

e) Research and Development

     The company has allocated resources towards research and development. These costs have been incurred in connection with work being done on the development of a radial engine. These costs are expensed as incurred.

f) Technology Rights

     The company acquired technology rights related to a radial engine design. As consideration for the purchase of these rights, the vendor was issued common shares of the subsidiary company. At the present time the vendor holds 10,620,000 shares of the company as a result of this transaction. This represented 64.3% of the issued and outstanding shares of the subsidiary. Management of the Company has evaluated the carrying value of the technology rights and feels that there is no impairment to their value. It is management’s conclusion that the technology rights have continued value in spite of their not being currently developed.

g) Financial Instruments

     The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities and amounts due to Company officers. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

h) Recent Accounting Pronouncements

     (i) In July, 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. For the year ended February 28, 2003, the Company has adopted the current recommendations of the above treatment.

     (ii) In October, 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of, and develops a single accounting model, based on the framework established in SFAS No. 121 for long lived assets to be disposed of by sales, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on March 1, 2002 but does not have a material effect on these financial statements.

3.     ACCOUNTS PAYABLE

		2003	2002

Accounts payable consist of:	Trade accounts payable	$235,311	$76,995
	Other payables	22,166	0

		$257,477	$76,995

4.     DUE TO COMPANY OFFICERS

     Advances from stockholders are non-interest bearing with no fixed terms of repayment.

5.     SUBSEQUENT EVENT

     Subsequent to February 28, 2003, the Company entered into an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. for the issuance of 20,000,000 shares of common stock of the Company. Manter Enterprises Inc. has developed a formulation and production process using a cement base to manufacture simulated stone products to be called ‘manterra’.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

This table sets forth the name, age and position of each director and executive officer of the Company :

NAME	AGE	POSITION

DAVID BOURNE	59	PRESIDENT, AND A DIRECTOR

LARRY WINTEMUTE	53	SECRETARY, TREASURER AND A DIRECTOR

LORNE CATLING	47	MANAGER OF SALES AND MARKETING AND A DIRECTOR

CHRISTINE CERISSE	49	DIRECTOR

ITEM 10. EXECUTIVE COMPENSATION

No officer or director of the Company has received any remuneration from the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Number of	Percentage of
Name	Shares Held	Shares Owned

Christine Cerisse	0	0.0%	d

David Bourne	0	0.0%	d

Larry Wintemute	842,250(1)	2.8%	d

Lorne Catling	395,299(2)	1.3%	d

Robert Wither	10,486,000(3)	34.8%

Thomas and Viola Edling (husband and wife)	2,000,000	6.6%

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (4 persons)	1,237,549	4.1%	d

(1)	Includes 663,250 shares directly owned by Mr. Wintemute, 80,000 shares beneficially owned through Mr. Wintemute's spouse, Laurel Wintemute, and 99,000 shares beneficially owned through 921655 Alberta Inc., an Alberta company of which Mr. Wintemute is a 10% stockholder.

(2)	Includes 56,100 shares directly owned by Mr. Catling and 339,199 shares beneficially owned through 754624 Alberta Ltd., an Alberta company of which Mr. Catling is president, director, and stockholder.

(3)	Includes 231,000 shares directly owned by Mr. Wither, 40,000 shares beneficially owned through Mr. Wither's spouse, Margaret Walsh, and 10,215,000 shares beneficially owned through 850566 Alberta Inc., an Alberta company of which Mr. Wither is president, director, and stockholder.

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

(Registrant) APACHE MOTOR CORPORATION

By:	/s/ David Bourne	Date: June 15, 2003

David Bourne, President and Director

By:	/s/ Larry Wintemute	Date: June 15, 2003

Larry Wintemute, Secretary, Treasurer and Director

By:	/s/ Christine Cerisse	Date: June 15, 2003

Christine Cerisse, Director

By:	/s/ Lorne Catling	Date: June 15, 2003

Lorne Catling, Director

302 CERTIFICATION*

I, David Bourne, acting Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB for the Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 15, 2003

/s/ David Bourne
David Bourne, Acting Chief Financial Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Apache Motor Corporation (the "Company") on Form 10-KSB for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Bourne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Bourne
David Bourne, President
Date: June 15, 2003