Form 10KSB/A
period 2003-02-28
APACHE MOTOR CORP
filed 2003-08-06
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB/A
                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2003
                   -------------------------------------------
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     Commission file number:   000-33149
                                            ---------------

                             APACHE MOTOR CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

       Nevada                                                 #76-0603927
       ------                                                 -----------
(State  or  other  jurisdiction                            (I.R.S.  Employer
 of  organization)                                        Identification  No.)


        Suite 676, 141- 757 West Hastings Street
        Vancouver, BC, V6C 1A1                       (604) 681 -7806
        ----------------------                       ----------------
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

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [X]   No  [  ]

                            APACHE MOTOR CORPORATION

                                    Index to
                    Transitional Annual Report on Form 10-KSB
                      For the Year Ended February 28, 2003

Part  I                                                                    Page
-------                                                                    ----
Item  1     Description  of  Business                                         3
Item  2     Description  of  Property                                         4
Item  3     Legal  Proceedings                                                4
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       4

Part  II
--------
Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters    5
Item  6     Management's Discussion and Analysis of Financial Condition
            or Plan  of  Operation                                            5
Item  7     Financial  Statements                                             6
Item  8     Changes In and Disagreements With Accountants on Accounting
            and  Financial  Disclosure                                       14

Part  III
---------
Item  9     Directors,  Executive  Officers,  Promoters  and  Control
            Persons; Compliance With  Section 16(a) of the Exchange  Act     14
Item  10    Executive  Compensation                                          14
Item  11    Security  Ownership  of  Certain  Beneficial  Owners
            and Management                                                   14
Item  12    Certain  Relationships  and  Related  Transactions               15
Item  13    Exhibits  and  Reports  on  Form  8-K                            15
Item  14    Controls  and  Procedure                                         15

Signatures                                                                   16

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

Engine  Business
-----------------

The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor interest and funding.

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

                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
--------------------------------------------------------------------------

No  change  since  previous  filing

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATION
----------

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

Plan  of  Operation
--------------------

For the most recent fiscal year, the Company incurred a net loss in the amount of $193,916 compared to a net loss of $258,548 in the previous year. Both years losses are a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's business plan with respect to its engine business has been placed on hold.

The Company is currently seeking funding to complete a real estate transaction in Mexico known as 'Habitat'. Subsequent to February 28, 2003, the Company entered into a Voluntary Share Exchange to acquire 100% of the issued shares of Manter Enterprises Inc. (Manter) from the shareholders of Manter in exchange for 20,000,000 shares of the Company, subject to certain conditions. Through the acquisition of Manter, the Company will acquire an engineered stone technology which embodies a production process using a cement base to manufacture simulated stone products and can be used in place of marble or finished natural stone at a price advantage over quarried natural products in a range of colors, hues and patterns limited only by the designer's creativity.

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


ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Report  of  Independent  Chartered  Accountants                                7

Consolidated  Balance  Sheets  as  at  February  28,  2003  and  2002          8

Consolidated Statements of Operations for the years ended February 28, 2003, and 2002, and  for  the  period from November 26, 1999 (Date of Inception)
to February 28, 2003                                                           9

Consolidated  Statement  of  Stockholders' (Deficit) Equity for the period
from November  26,  1999 (Date  of  Inception)  to  February  28,  2003       10

Consolidated  Statement of Cash Flows for the years ended February 28, 2003, and 2002, and  for  the  Period from November 26, 1999 (Date of Inception)
to February 28, 2003                                                          11

Notes  to  Consolidated  Financial  Statements                                12

REPORT  OF  INDEPENDENT  CHARTERED  ACCOUNTANTS

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
 APACHE  MOTOR  CORPORATION
(A  Development  Stage  Company)

We have audited the consolidated balance sheets of Apache Motor Corporation (A Development Stage Company) as at February 28, 2003 and 2002, the consolidated statements of operations and cash flows for the years ended February 28, 2003 and 2002, and from the date of inception (November 26, 1999) to February 28, 2003 and the consolidated statement of stockholders' (deficit) equity from the date of inception (November 26, 1999) to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apache Motor Corporation (A Development Stage Company), as at February 28, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years ended February 28, 2003 and 2002 and for the period from the date of inception (November 26, 1999) to February 28, 2003 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has not generated any revenues since inception and needs to obtain financing to accomplish its business plan. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




"Pannell  Kerr  Forster"

Chartered  Accountants


Vancouver,  Canada
June  13,  2003



Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (NOTE 1)
February 28
(U.S. Dollars)
                                                                                    2003        2002
                                                                               ----------  ----------


ASSETS
Current
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     776   $   2,057
    Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        886       3,120
                                                                               ----------  ----------
                                                                                   1,662       5,177

License . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0         519
Technology rights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    240,176     240,176
Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,720       4,806
                                                                               ----------  ----------

          Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 243,558   $ 250,678
                                                                               ----------  ----------

LIABILITIES
Current

    Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . .  $ 257,477   $  76,995
    Due to Company officers . . . . . . . . . . . . . . . . . . . . . . . . .     27,355      10,096
                                                                               ----------  ----------
                                                                                 284,832      87,091
                                                                               ----------  ----------


STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
        20,000,000 shares of preferred stock with a par value of $0.001 each
Common Stock
    Authorized
      100,000,000 shares of common stock with a par value of $0.001 each
    Issued and outstanding
        30,100,000 shares . . . . . . . . . . . . . . . . . . . . . . . . . .     30,100      30,100
                (30,100,000 - February 28, 2002)
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    540,242     540,242
Other comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . .    (48,083)    (37,138)
Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (563,533)   (369,617)
                                                                               ----------  ----------
    Total Stockholders' (Deficit) Equity. . . . . . . . . . . . . . . . . . .    (41,274)    163,587
                                                                               ----------  ----------

           Total Liabilities and Stockholders' (Deficit) Equity . . . . . . .  $ 243,558   $ 250,678
                                                                               ----------  ----------





See  notes  to  consolidated  financial  statements.


Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  February  28,  2003,  and  2002,
and  for  the  period  from  November  26,  1999  (Date  of  Inception)  to  February  28,  2003
(U.S.  Dollars)


                                                                                             From November 26, 1999
                                                                          Years   Ended         (Date of Inception)
                                                                       February   28,                to February 28,
                                                                           2003   2002                         2003
Expenses
    Amalgamation and merger costs . . . . . . . .  $                           0   $        135,000   $     135,000
    Research and development. . . . . . . . . . .                              0             24,610          77,813
    Professional and consulting fees. . . . . . .                          6,071             45,194          56,553
    Office and administration . . . . . . . . . .                        166,346             33,899         239,430
    Telephone . . . . . . . . . . . . . . . . . .                         13,059             15,083          34,600
    Entertainment and travel. . . . . . . . . . .                          4,835              3,650          10,443
    Depreciation and amortization . . . . . . . .                          3,605              1,112           9,694
                                                   ------------------------------  -----------------  --------------
                                                                         193,916            258,548         563,533
                                                   ------------------------------  -----------------  --------------

Net Loss. . . . . . . . . . . . . . . . . . . . .                       (193,916)          (258,548)       (563,533)
Deficit accumulated during the development stage:
Beginning of Period . . . . . . . . . . . . . . .                       (369,617)          (111,069)              0
                                                   ------------------------------  -----------------  --------------
End of Period . . . . . . . . . . . . . . . . . .  $                    (563,533)  $       (369,617)  $    (563,533)
                                                   ------------------------------  -----------------  --------------

Basic and Diluted net loss per share. . . . . . .  $                       (0.01)  $          (0.02)


Shares Used in Basic and Diluted
Loss Per Share Computation. . . . . . . . . . . .                     30,100,000         15,050,000





See  notes  to  consolidated  financial  statements.

Apache  Motor  Corporation
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  (DEFICIT)  EQUITY
For  the  Period  November  26,  1999  (date  of  incorporation)  to  February  28,  2003

                                                                        Other
                                                         Additional     Compre-     Accumu-         Total
                                                         Paid in        Hensive     Lated           Stockholders'
                                                                                                    Equity
                                 Shares        Amount    Capital        Income      Deficit        (Deficit)
Inception                             0            0              0           0           0          $                 0
Issuance of common stock:
For organizational cost       2,500,000        2,500              0           0           0                        2,500
   For license                2,000,000        2,000              0           0           0                        2,000
Net loss                              0            0              0           0    (111,069)                    (111,069)
Other comprehensive income (loss)     0            0              0     (14,700)          0                      (14,700)
Additional paid in
 capital on merger                    0            0        372,667           0           0                      372,667
                            -----------  -----------    -----------    --------   ---------               --------------
Balance-February 28, 2001     4,500,000        4,500        372,667     (14,700)   (111,069)                     251,398
                            -----------  -----------    -----------    --------   ---------               --------------

Forward split 5 for 1        18,000,000       18,000        (18,000)          0           0                            0
Issuance of common stock
 to become preferred customer    50,000           50              0           0           0                           50
Issuance of common stock to
 acquire Cambridge Creek
 Properties, Ltd                 50,000           50              0           0           0                           50
Share issuance by subsidiary                       0        126,575           0           0                      126,575
Issuance of common stock to
 acquire The Apache
 Motor Corp.                 16,500,000       16,500              0           0           0                       16,500
Cancellation of common stock (9,500,000)      (9,500)         9,500           0           0                            0
Issuance of common
 stock for services             500,000          500         49,500           0           0                       50,000
Other comprehensive income (loss)     0            0              0     (22,438)          0                      (22,438)
Net loss                              0            0              0           0    (258,548)                    (258,548)
Balance-February 28, 2002    30,100,000       30,100        540,242     (37,138)   (369,617)                    $163,587
Other comprehensive income (loss)     0            0              0     (10,945)          0                      (10,945)
Net loss                              0            0              0           0    (193,916)                    (193,916)
                             ----------       ------        -------     -------    --------               --------------
Balance-February 28, 2003    30,100,000       30,100        540,242     (48,083)   (563,533)         $           (41,274)
                             ----------       ------        -------     -------    --------               --------------


See notes to consolidated financial statements.



Apache Motor Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended February 28, 2003, and 2002, and for the Period from
November 26, 1999 (Date of Inception) to February 28, 2003
(U.S. Dollars)
                                                                                                                      From
                                                                                Years    Ended           November 26, 1999
                                                                             February    28,            (Date of inception)
                                                                                 2003    2002               to February 28,



Operating activities

    Net (loss). . . . . . . . . . . . . . .                                 (193,916)      (258,548)           (563,533)
    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities. . . . . . . . . . . . . . . . . . .          0          7,600               7,600
    Non cash expense - depreciation . . . . . . . . . . . . . . . . . . .       3605          1,112               9,694
         - technology rights. . . . . . . . . . . . . . . . . . . . . . .          0              0            (240,176)
         - shares for services. . . . . . . . . . . . . . . . . . . . . .          0              0              50,000
         - shares for license and startup costs . . . . . . . . . . . . .          0              0              (4,500)
    Changes in operating assets and
      liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          199,975        127,284             297,842
                                                                             -------       --------            --------
Net cash provided by (used in)
    operating activities. . . . . . . . . . . . . . . . . . . . .               9664       (122,552)           (443,073)
                                                                             -------       --------            --------
Investing Activities
    Capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .          0              0              (7,310)
                                                                             -------       --------            --------
Financing Activities
    Share capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0        134,175             499,242
                                                                             -------       --------            --------

Effect of currency translation on cash. . . . . . . . . . . . . . . . . .    (10,945)       (22,438)            (48,083)
                                                                             -------       --------            --------

Inflow (outflow) of cash. . . . . . . . . . . . . . . . . . . . . . . . .     (1,281)       (10,815)                776

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .      2,057         12,872                   0
                                                                             -------       --------            --------

Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .        776          2,057                 776
                                                                             -------       --------            --------
Supplemental information

    Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0              0                   0

    Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0              0                   0

See notes to consolidated financial statements.


Apache  Motor  Corporation
(a  Development  Stage  Company)
Notes  to  Consolidated  Financial  Statements
February  28,  2003

1.     ORGANIZATION,  BASIS  OF  PRESENTATION  AND  GOING  CONCERN

Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001 to Apache Motor Corporation. Pursuant to an Agreement and Plan of Merger dated August 31, 2001, (effective September 4, 2001) the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000 and merged with Cambridge (the "Merger").

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

Pursuant to a voluntary share exchange (the "Exchange") that took place on September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. For accounting purposes the accounting records of Apache became the accounting records of the Company commencing from November 26, 1999, the date of inception of Apache. Pursuant to the Agreement and Plan of Exchange executed in connection with the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company's common stock and the Company agreed to issue 500,000 common shares for services.

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

c)     Use  of  estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

d)    Capital  Assets
     Capital assets are recorded at cost and depreciated or amortized on the declining balance basis at the following rates:
     Office  furniture  and  equipment  20%
     Computer  equipment                30%
     First  year  depreciation/amortization is taken at 50% of the above rates.

e)  Research  and  Development
     The Company has allocated resources towards research and development. These costs have been incurred in connection with work being done on the development of a radial engine. These costs are expensed as incurred.

f)  Technology  Rights
     The Company, via its subsidiary company, acquired technology rights related to a radial engine design. As consideration for the purchase of these rights by the subsidiary, the vendor of the rights was issued common shares of the subsidiary company. As a result of the acquisition of the subsidiary company, the original vendor of the rights holds 10,620,000 shares of the Company. Management of the Company has evaluated the carrying value of the technology rights and feels that there is no impairment to their value. It is management's conclusion that the technology rights have continued value in spite of their not being currently developed.

g)  Financial  Instruments
     The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities and amounts due to Company officers. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

 h)  Recent  Accounting  Pronouncements
     (i) In July, 2001, FASB issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortization. For the year ended February 28, 2003, the Company adopted FASB No. 142, which did not have an effect on the Company's reporting process.
     (ii) In October, 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of, and develops a single accounting model, based on the framework established in SFAS No. 121 for long lived assets to be disposed of by sales, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The Company adopted SFAS 144, which did not have an effect on the Company's reporting process.

3.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES



                                                            2003        2002
                                                            ----       -----
Accounts  payable  and  accrued  liabilities  consist  of:
  Trade  accounts  payable  and accruals               $ 235,311   $  76,995
  Other  payables  and  accruals                          22,166           0
                                                       ---------   ---------
                                                        $257,477   $  76,995
                                                       ---------   ---------

4.   DUE  TO  COMPANY  OFFICERS

      Advances from officers / stockholders are non-interest bearing with no fixed terms of repayment.

5.   SUBSEQUENT  EVENT

      Subsequent to February 28, 2003, the Company entered into an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. for the issuance of 20,000,000 shares of common stock of the Company. Manter Enterprises Inc. has developed a formulation and production process using a cement base to manufacture simulated stone products.



ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
----------------------

There are no reportable disagreements on accounting or financial disclosure issues.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
-----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company :

NAME               AGE  POSITION
----               ---  --------

David  Bourne       59  President, acting Chief Financial Officer and a Director

Larry  Wintemute    53  Secretary, Treasurer and  a  Director

Lorne  Catling      47  Manager of sales and marketing  and  a  Director

Christine  Cerisse  49  Director

ITEM  10.  EXECUTIVE  COMPENSATION
-----------------------------------

No officer or director of the Company has received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT
--------------------------------------------------------------------------------

                                        Number
                                            of    Percentage  of
Name                              Shares  Held     Shares  Owned
-------------                     ------------   ---------------

  Christine  Cerisse                        0            0.0%  director

  David  Bourne                             0            0.0%  director

  Larry  Wintemute                    842,250(1)         2.8%  director

  Lorne  Catling                      395,299(2)         1.3%  director

  Robert  Wither                   10,486,000(3)        34.8%

  Thomas  and  Viola  Edling
  (husband  and  wife)              2,000,000            6.6%

  ALL  EXECUTIVE  OFFICERS  AND
  DIRECTORS  AS  A  GROUP
   (4  persons)                     1,237,549            4.1%

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------------------------------------------------------------

No  change  since  previous  filing.

                                    PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

EXHIBITS:  None.

REPORTS  ON  FORM  8-K:  None.

ITEM  14.  CONTROLS  AND  PROCEDURES
-------------------------------------

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (President) and the Chief Financial Officer (acting), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer (President) and the Chief Financial Officer (acting), concluded that the Company's disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)     APACHE  MOTOR  CORPORATION

By:       /s/  David  Bourne               Date:  July  24,  2003
     -     ------------------                                 ----
       David  Bourne,  President  and  Director

By:       /s/  Larry  Wintemute          Date:  July  24,  2003
     -     ---------------------                            -----
       Larry  Wintemute,  Secretary,  Treasurer  and  Director

By:       /s/  Christine  Cerisse          Date:  July  24,  2003
     -     -----------------------                            -----
       Christine  Cerisse,  Director

By:       /s/  Lorne  Catling               Date:  July  24,  2003
     -     -------------------                              -------
       Lorne  Catling,  Director



                               302 CERTIFICATION*

I,  David  Bourne, President and acting Chief Financial Officer,  certify that:

     1. I have reviewed this annual report on Form 10-KSB/A for the Corporation;

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

     4. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  July  24,  2003
       ------------------
/s/  David  Bourne
-------------------
David  Bourne,  President  and  Acting  Chief  Financial  Officer

                                  EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Apache Motor Corporation (the "Company") on Form 10-KSB/A for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Bourne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  David  Bourne
-------------------
David  Bourne,  President  and  CEO
Date:  July  24,  2003