Form 10QSB
period 2003-05-31
APACHE MOTOR CORP
filed 2003-08-11
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  May  31,  2003
                                    ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from   n/a    to   n/a
                                    ------      -----


                            APACHE MOTOR CORPORATION
         Exact name of small business issuer as specified in its charter

       Nevada                    000-33149                    #76-0603927
       ------                    ---------                    -----------
State or other jurisdiction  Commission file number         I.R.S.  Employer
   of  organization                                        Identification  No.

                    Suite #676, 141-757 West Hastings Street,
                          Vancouver, British Columbia,
                                 Canada V6C 1A1
                                 --------------
                     Address of principal executive offices

                                 (604) 681 7806
                                 --------------
                            Issuer's telephone number

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
      (1)  Yes  ( )     No  ( X )               (2)  Yes  (x )     No  (  )

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    May 31, 2003  -  30,100,000 common shares

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

Transitional  Small  business  Issuer  Format     Yes  (x  )          No  (  )

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.
--------------------------------

Apache  Motor  Corporation
A  Development  Stage  Company

Financial  Statements
Three  Months  Ended  May  31,  2003
U.S.  Dollars
Unaudited

Prepared  by  Management

Balance  Sheets  at  May  31,  2003  and  at  February  28,  2003

Statements  of  Operations  for  the  Three  Months  Ended May 31, 2003 and 2002

Statement of Changes in Stockholders' Equity for the Three Months Ended May 31, 2003

Statements  of  Cash  Flows  for  the  Three  Months Ended May 31, 2003 and 2002

Notes  to  Financial  Statements

Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars
                                                 May  31    February 28
                                                    2003           2003
                                                    ----           ----

ASSETS
Current
 Cash                                           $  1,368        $   776
 Accounts  receivable                              3,470            886
                                                   -----            ---

                                                   4,838          1,662

Technology  rights                               240,176        240,176
Capital  assets                                    6,332          1,720
                                                   -----          -----

Total  Assets                                   $251,346       $243,558
                                                 -------        -------

LIABILITIES
Current
  Accounts payable and accrued liabilities      $279,927       $257,477
  Due  to  Company  officers                      34,150         27,355
                                                  ------         ------
                                                 314,077        284,832
                                                 -------        -------
STOCKHOLDERS'  EQUITY
Common  Stock
 Authorized
  100,000,000  shares  of  common  stock  with  a  par  value  of  $0.001  each
   20,000,000 shares of preferred stock with a par value of $0.001 each Issued and outstanding
   30,100,000  shares  of  common  stock          30,100         30,100

Additional  paid  in  capital                    540,242        540,242
Other  comprehensive  income                     (47,137)       (48,083)
Deficit  accumulated  during
  the  development  stage                       (585,936)      (563,533)
                                                 -------        -------

Total  Stockholders'  Equity  (Deficit)          (62,731)       (41,274)
                                                  ------         ------

Total  Liabilities  and  Stockholders'  Equity  $251,346       $243,558
                                                 -------        -------

See  accompanying  notes

Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operations
Three  Months  Ended  May  31
Unaudited
U.S.  Dollars
                                                                        From
                                                THREE  MONTHS         INCEPTION
                                              2003         2002        TO  DATE

EXPENSES
  Amalgamation  and  merger  costs      $        0    $       0   $     135,000
  Research  and  development                 5,587            0          83,400
  Consulting  and
     professional  fees                          0        6,000          56,553
  Office  and  administration               22,605          785         262,035
  Telephone                                  3,457        3,600          38,057
  Entertainment  and  travel                 7,926            0          18,369
  R&D  tax  recovery                       (18,672)           0         (18,672)
  Depreciation                               1,500          959          11,194

        NET LOSS                            22,403       11,344      $  585,936

Basic  and  diluted
  Net  loss  per  share                     $(0.00)      $(0.00)        $ (0.02)

SHARES  USED  IN  BASIC
  AND  DILUTED  PER  SHARE
  COMPUTATION                           30,100,000   21,000,000      30,100,000


See  accompanying  notes




Apache Motor Corporation
A Development Stage Company
Statement of Changes in Stockholders' Equity
Three Months Ended May 31, 2003
Unaudited
U.S. Dollars
                                                               Other
                                                 Additional   Compre-     Accumu-        Total
                                                   Paid  in   hensive       lated  Stockholder
                                  Shares   Amount   Capital    Income     Deficit       Equity

Balance,
February  28,
2003                          30,100,000  $30,100  $540,242  $(48,083)  $(563,533)    $(41,274)


Net  loss  for  the  period            -        -         -       946     (22,403)     (21,457)
                              ----------   ------   -------    ------     -------       ------
Balance,
May  31,
2003                          30,100,000  $30,100  $540,242  $(47,137)  $(585,936)    $(62,731)
                              ----------   ------   -------    ------     -------       ------


See  accompanying  notes

Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Three  Months  Ended  May  31,  2003
Unaudited
U.S.  Dollars

                                                             2003          2002
                                                             ----          ----
Operating  Activities
  Net  income  (loss)                                  $  (22,403)     $(11,344)
    Adjustments  to  reconcile  net  income  (loss)
      to  net  cash  used  by  operating  activities
    Non  cash  expense - depreciation                       1,500           959
    Changes  in  operating  assets  and  liabilities       26,661         7,055
  Exchange rate fluctuation                               (10,332)            -
                                                           ------         -----
Net  cash  provided  by  (used  by)
  operating  activities                                    (4,574)       (3,330)
                                                           ------         -----

Acquisition  of  fixed  assets                              6,112             0
                                                            -----          ----

Effect  of  foreign  currency  translation                   (946)        2,518
                                                              ---         -----

Inflow  (outflow)  of  cash                                   592          (812)

Cash,  beginning  of  period                                  776         2,057
                                                              ---         -----

Cash,  end  of  period                                   $  1,368      $  1,245
                                                           ------         -----



Supplemental  information
  Interest  paid                                               $0            $0
  Shares  issued                                               $0            $0
  Corporate  income  taxes  paid                               $0            $0

See  accompanying  notes

Apache  Motor  Corporation
Notes  to  Financial  Statements
Three  Months  Ended  May  31,  2003
Unaudited
U.S.  Dollars

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

2.           BASIS  OF  ACCOUNTING  PRESENTATION
These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Amended Form 10K filed August 4, 2003.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2003 and the results of its operations for the three months then ended. The results of operations for the three months ended May 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.           COMMON  STOCK
See  Note 1 to the financial statements for the three months ended May 31, 2003.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended May 31, 2003 and 2002 (prepared by management).

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

The  Company's  Services

Engine  Business
----------------
The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor interest and funding.

Vitamin  Business
-----------------
The Company has not abandoned its Vitamineralherb.com license but is unable to focus its limited resources on its development.

Subsequent  Events
There  were  no  reportable  subsequent  events.

Results  of  Operations
Comparison of the three months ended May 31, 2003 with the three months ended May 31, 2002.

No revenue was recorded for the three month period ended May 31, 2003 and no revenue was recorded during the same period of the prior year.
Net (loss) for the three month period ended May 31, 2003 was $(22,403) compared to a loss of $(11,344) in the three months ended May 31, 2002. The expenditures reflected in the loss represent the Company's efforts to maintain an office, develop its engine and to have a visible presence in its on going development of its business opportunity.
To date, the Company has generated no revenues. During this three months the Company received income tax refunds as grants in the amount of $18,672 towards research and development expenses incurred in prior periods.

Comparison  of  Financial  Position  at  May  31,  2003  with  May  31,  2002

The Company's working capital position remained deteriorated at May 31, 2003 with current liabilities of $279,927 in excess of current assets of $4,838 causing a working capital deficiency of $(275,089). At February 28, 2003 the Company had a working capital deficit of $(255,815).

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

August  4  2003                        Apache  Motor  Corporation
                                       (Registrant)

                                       By:  /s/  David  Bourne
                                          --------------------

                                            David  Bourne
                                       President  and  Director


                               302 CERTIFICATION*

I,  David  Bourne,  President and acting Chief Financial Officer,  certify that:

     1. I have reviewed this quarterly report on Form 10-QSB for the Corporation;

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

Date:  August  4,  2003
       ----------------

/s/  David  Bourne
------------------
David  Bourne,  President  and  Acting  Chief  Financial  Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Apache Motor Corporation (the "Company") on Form 10-QSB for the three months ended May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Bourne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  David  Bourne
------------------
David  Bourne,  President  and  CEO
Date:  August  4,  2003