Form 10QSB
period 2003-08-31
APACHE MOTOR CORP
filed 2003-11-12
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  August  31,  2003

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


                    Suite #676, 141-757 West Hastings Street,
                   Vancouver, British Columbia, Canada V6C 1A1
                   -------------------------------------------
                     Address of principal executive offices

                                 (604) 681-7806
                                 --------------
                            Issuer's telephone number

                                 Not Applicable
                                 --------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
      (1)  Yes  (  )     No  (x  )               (2)  Yes  (x  )     No  (  )

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                    October  31,  2003  -  50,100,000  common  shares

 DOCUMENTS  INCORPORATED  BY  REFERENCE

A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional  Small  business  Issuer  Format     Yes  (x  )          No  (  )

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

Balance  Sheets  at  August  31,  2003  and  at  February  28,  2003

Statements  of  Operations  for  the  Three and Six Months
Ended August 31, 2003 and 2002

Statement of Changes in Stockholders' Equity for the Six Months Ended August 31, 2003

Statements  of  Cash  Flows  for  the  Six Months Ended August 31, 2003 and 2002

Notes  to  Financial  Statements

ITEM  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------

ITEM  3.  Controls  and  Procedures
-----------------------------------


PART  II  -  OTHER  INFORMATION

ITEM  1.  Legal  Proceedings

ITEM  2.  Changes  in  Securities  and  use  of  Proceeds

ITEM  3.  Defaults  Upon  Senior  Securities

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

ITEM  5.  Other  Information

ITEM  6.  Exhibits  and  Reports  on  Form  8-K9

SIGNATURES




Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars

                                                                        August 31         February 28
                                                                             2003                2003
                                                                        ---------         -----------

ASSETS
Current
 Cash                                                                     $   467             $   776
 Accounts receivable                                                        3,182                 886
 Prepaids                                                                     288                   0
                                                                          -------             -------
                                                                            3,937               1,662

Technology rights                                                         240,176             240,176
Capital assets                                                              4,832               1,720
                                                                          -------             -------

Total Assets                                                             $248,945            $243,558
                                                                          -------             -------

LIABILITIES
Current
  Accounts payable and accrued liabilities                                316,284             257,477
  Due to Company officers                                                  58,104              27,355
                                                                          -------             -------
                                                                          374,388             284,832
                                                                          -------             -------

STOCKHOLDERS' EQUITY
Common Stock
 Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
   20,000,000 shares of preferred stock with a par value of $0.001 each
 Issued and outstanding
   30,100,000 shares of common stock                                       30,100              30,100

Additional paid in capital                                                540,242             540,242
Other comprehensive income                                                (61,814)            (48,083)
Deficit accumulated during
  the development stage                                                  (633,971)           (563,533)
                                                                          -------             -------
Total Stockholders' Equity (Deficit)                                     (125,443)            (41,274)
                                                                          -------             -------
Total Liabilities and Stockholders' Equity                               $248,945            $243,558
                                                                          -------             -------
See  accompanying  notes





Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operations
Three and Six Months  Ended  August  31
Unaudited
U.S.  Dollars
                                                           Three Months          Six Months    Inception to Date
                                                          2003      2002       2003     2002
EXPENSES
  Amalgamation and merger costs                         $    0     $   0      $   0    $   0        $  135,000
  Research and development                               2,821         0      8,408        0            86,221
  Consulting and
     professional fees                                   6,348    21,390     13,448   27,390            62,901
  Office and administration                             17,914     1,323     34,710    2,108           279,949
  Telephone                                                  0     6,867      2,166   10,467            38,057
  Travel & entertainment                                19,452         0     27,378        0            37,821
  Amortization                                           1,500       520      3,000    1,479            12,694
  R&D tax recovery                                           0         0    (18,672)       0           (18,672)
                                                        ------    ------    -------   ------           -------
NET LOSS                                              $(48,035) $(30,100)  $(70,438)$(41,444)        $(633,971)
                                                        ------    ------    -------   ------           -------
Basic and diluted
  Net loss per share                                    $(0.00)   $(0.00)    $(0.00)  $(0.00)
                                                        ------    ------    -------   ------
SHARES USED IN BASIC
AND DILUTED PER SHARE
COMPUTATION                                        30,100,000   30,100,000  30,100,000   30,100,000
----------------------------------------------------------------------------------------------


See  accompanying  notes




Apache  Motor  Corporation
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity
Six  Months  Ended  August 31,  2003
Unaudited
U.S.  Dollars

                                                                        Other
                                                     Additional        Compre-     Accumu-         Total
                                                        Paid in       hensive       lated    Stockholder
                             Shares        Amount       Capital        Income     Deficit         Equity

Balance,
February 28,
2003                     30,100,000       $30,100      $540,242      $(48,083)  $(563,533)      $(41,274)

Net loss
for the period                    -             -             -       (13,731)    (70,438)       (84,169)
---------------------------------------------------------------------------------------------------------

Balance,
August 31,
2003                     30,100,000       $30,100      $540,242      $(61,814)  $(633,971)     $(125,443)
---------------------------------------------------------------------------------------------------------


See  accompanying  notes




Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Six Months  Ended  August 31, 2003
Unaudited
U.S.  Dollars

                                                                                  Six Months       Inception to Date
                                                                              2003          2002
Operating Activities
  Net income (loss)                                                       $(70,438)     $(41,444)         $(633,971)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities
    Non cash expense                                                         3,000         1,479             12,694
    Changes in operating assets
      and liabilities                                                       80,860        43,366            360,781
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used by)
      operating activities                                                  13,422         3,401           (260,496)
-----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Technology rights                                                             0             0           (240,176)
   License                                                                       0             0               (779)
   Fixed assets                                                                  0             0             (7,310)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 0             0           (247,565)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Shares issued for cash                                                        0             0            570,342
-----------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency
 translation on cash .                                                     (13,731)       (5,458)          (61,814)
-----------------------------------------------------------------------------------------------------------------------------------
Inflow (outflow) of cash                                                      (309)       (2,057)              467
Cash, beginning of period                                                      776         2,057                 0
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $ 467       $     0           $   467
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental information
  Interest paid                                $0    $0    $0      $0    $0
  Corporate income taxes paid                  $0    $0    $0      $0    $0

See  accompanying  notes




Apache  Motor  Corporation
Notes  to  Financial  Statements
August  31,  2003
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

2.    BASIS  OF  ACCOUNTING  PRESENTATION

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's February 28, 2003 Form 10K.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2003 and the results of its operations for the three and six months then ended. The results of operations for the three and six months ended August 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended August 31, 2003 and 2002 (prepared by management).

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

Subsequent  Events
------------------
Subsequent to August 31, 2003, the Company issued 20,000,000 shares of common stock pursuant to the acquisition of Manter Enterprises Inc. The validity of the issuance of these shares is in dispute by the current board of directors of the Company. Please refer to the Company's news releases for a description of the Manter Enterprises Inc. agreement.

Results  of  Operations
Comparison of the three months ended August 31, 2003 with the three months ended August 31, 2002.

No revenue was recorded for the three month period ended August 31, 2003 and no revenue was recorded during the same period of the prior year. Net
(loss) for the three month period ended August 31, 2003 was $(48,035) compared to a loss of $(30,100) in the three months ended August 31, 2002. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. To date, the Company has generated no revenues.

Comparison of the six months ended August 31, 2003 with the six months ended August 31, 2002.

No revenue was recorded for the six month period ended August 31, 2003 and no revenue was recorded during the same period of the prior year. Net
(loss) for the six month period ended August 31, 2003 was $(70,438) compared to a loss of $(41,444) in the six months ended August 31, 2002. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. To date, the Company has generated no revenues.

Comparison  of  Financial  Position  at  August  31,  2003  with  February  28,
2003

The Company's working capital position remained deteriorated at August 31, 2003 with current liabilities of $316,284 in excess of current assets of $3,937 causing a working capital deficiency of $(312,347). At February 28, 2003 the Company had a working capital deficit of $(255,815).

Liquidity  and  Capital  Resources
The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

No  change  since  previous  filing.

Item  2.  Changes  in  Securities.

Options  Granted       Date         Exercise  Price       Expiry Date
----------------       ----         ---------------       -----------

None

Common  Stock  Issued     Date      Consideration
---------------------     ----      -------------

No  change  from  previous  report

Item  3.  Defaults  Upon  Senior  Securities.

No  change  since  previous  filing.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

No  change  since  previous  filing.

Item  5.  Other  Information.

No  change  since  previous  filing.

Item  6.  Exhibits  and  Reports  on  form  8-K  12g3  and  amendments.

Exhibits
--------

No  change  since  previous  filing.
Documents incorporated by reference: Form 10K SB and amendments, Form 8K-12g3 and amendments, Form 8K

SIGNATURES
In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November  4,  2002                  Apache  Motor  Corporation
                                               (Registrant)

                                    By:  /s/  Adam  Jenn
                                        ---------------
                                              Adam  Jenn
                                              President  and  Director


302  CERTIFICATION*

I,  Adam  Jenn,  President  and  acting  Chief Financial Officer,  certify that:

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

Date:  November  4,  2003
       ------------------

/s/  Adam  Jenn
---------------
Adam  Jenn,  President  and  Acting  Chief  Financial  Officer


EXHIBIT  99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Apache Motor Corporation (the "Company") on Form 10-QSB for the six months ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Jenn, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Adam  Jenn
---------------
Adam  Jenn,  President  and  CEO
Date:  November  4,  2003