Form 10QSB
period 2003-11-30
APACHE MOTOR CORP
filed 2004-02-17
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  November  30,  2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
January  31,  2004  -  50,100,000  common  shares

 DOCUMENTS  INCORPORATED  BY  REFERENCE

A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional  Small  business  Issuer  Format     Yes  (x )          No  (  )

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

Apache  Motor  Corporation
A  Development  Stage  Company
Financial  Statements
For  the  Three  Months  and  Nine  Months  Ended  October  30,  2003
U.S.  Dollars
Unaudited
Prepared  by  Management

Balance  Sheets  at  November  30,  2003  and  at  February  28,  2003

Statements of Operations for the Three and Nine Months Ended November 30, 2003 and 2002

Statements  of  Cash  Flows  for  the  Nine  Months  Ended November 30, 2003 and
2002

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

ITEM  3.  Defaults  Upon  Senior  Securities

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

ITEM  5.  Other  Information

ITEM  6.  Exhibits  and  Reports  on  Form  8-K9

SIGNATURES




Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
Unaudited
U.S.  Dollars
                                                                                 November 30          February 28
                                                                                        2003                 2003
------------------------------------------------------------------------------------------------------------------

ASSETS
Current
 Cash                                                                             $        -           $      776
 Accounts receivable                                                                       -                  886
 Deposit for acquisition                                                              20,000                    0
 Prepaids                                                                                  -                    0
                                                                                     -------               ------
                                                                                      20,000                1,662

Technology rights                                                                          -              240,176
Capital assets                                                                             -                1,720
                                                                                     -------              -------
Total Assets                                                                         $20,000             $243,558
                                                                                     -------             --------

LIABILITIES
Current
  Accounts payable and accrued liabilities                                          $291,604             $257,477
  Due to Company officers                                                                  -               27,355
                                                                                     -------             --------
                                                                                     291,604              284,832
                                                                                     -------             --------

STOCKHOLDERS' EQUITY
Common Stock
 Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
   20,000,000 shares of preferred stock with a par value of $0.001 each
 Issued and outstanding
   50,100,000 shares of common stock                                               .  50,100               30,100

Additional paid in capital                                                           540,242              540,242
Other comprehensive income                                                           (61,814)             (48,083)
Deficit accumulated during
  the development stage                                                             (800,132)            (563,533)
                                                                                     -------             --------
Total Stockholders' Equity (Deficit)                                                (271,604)             (41,274)
                                                                                     -------             --------

Total Liabilities and Stockholders' Equity                                           $20,000             $243,558
                                                                                     -------             --------

 See  accompanying  notes

Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operations
Three and Nine Months  Ended  November 30
Unaudited
U.S.  Dollars
                                            Three Months               Nine Months          Inception to Date
                                        2003            2002         2003           2002
EXPENSES
  Amalgamation and merger costs
     merger costs                       $  0            $  0         $  0           $  0     $   135,000
  Write off of investment in
     The Apache Motor Corp           166,161               0      166,161              0         166,161
  Research and development                 0               0        8,408              0          86,221
  Consulting and
     professional fees                 5,555          21,390       19,003         27,390          68,456
  Office and administration            9,233           1,323       43,943          2,108         289,182
  Telephone                                0           6,867        2,166         10,467          38,057
  Travel & entertainment                   0               0       27,378              0          37,821
  Amortization                             0             520        3,000          1,479          12,694
  R&D tax recovery                         0               0      (18,672)             0         (18,672)
-----------------------------------------------------------------------------------------------------------------
NET LOSS                           $(180,949)       $(30,100)   $(251,387)      $(41,444)      $(814,920)
-----------------------------------------------------------------------------------------------------------------
Basic and diluted
  Net loss per share                  $(0.00)         $(0.00)      $(0.00)        $(0.00)
-----------------------------------------------------------------------------------------------------------------
SHARES USED IN BASIC
AND DILUTED PER SHARE
COMPUTATION                       33,333,333      30,100,000   30,100,000     30,100,000
----------------------------------------------------------------------------------------------


See  accompanying  notes




Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Nine Months  Ended  November 30, 2003
Unaudited
U.S.  Dollars
                                                                                      Nine Months       Inception to Date
                                                                                  2003          2002
Operating Activities
  Net income (loss)                                                          $(251,387)     $(41,444)       $(814,920)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities
    Non cash expense                                                                 -         1,479           12,694
    Changes in operating assets
      and liabilities                                                          104,450        43,366          395,102
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used by)
      operating activities                                                    (146,937)        3,401         (407,124)
--------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Technology rights                                                                 0             0         (240,176)
   License                                                                           0             0             (779)
   Fixed assets                                                                      0             0           (7,310)
   Investment in Manterra                                                      (20,000)            0          (20,000)
   Write off of investment in
       The Apache Motor Corp                                                   166,161             0          166,161
--------------------------------------------------------------------------------------------------------------------------
                                                                               146,161             0         (101,404)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Shares issued for cash                                                            0             0          570,342
--------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency
 translation on cash .                                                               0        (5,458)         (61,814)
--------------------------------------------------------------------------------------------------------------------------

Inflow (outflow) of cash                                                          (776)       (2,057)               0

Cash, beginning of period                                                          776         2,057                0
--------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                             $    0       $     0            $   0
--------------------------------------------------------------------------------------------------------------------------

Supplemental information
  Interest paid                                                                     $0            $0                $0
  Corporate income taxes paid                                                       $0            $0                $0

See  accompanying  notes

Apache  Motor  Corporation
Notes  to  Financial  Statements
November  30,  2003
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

At November 30, 2003, the Company wrote off its investment in The Apache Motor Corp.

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2003 and the results of its operations for the three and Nine months then ended. The results of operations for the three and nine months ended November 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and nine months ended November 30, 2003 and 2002 (prepared by management).

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

The  Company's  Services

Engine  Business
----------------
The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor interest and funding and the Company's investment has been written off.

Vitamin  Business
-----------------
The Company has not abandoned its Vitamineralherb.com license but is unable to focus its limited resources on its development.

Other  Events
-------------
The Company issued 20,000,000 shares of common stock pursuant to the acquisition of Manter Enterprises Inc. The validity of the issuance of these shares is in dispute by the current board of directors of the Company. Please refer to the Company's news releases for a description of the Manter Enterprises Inc. agreement.

Results  of  Operations
Comparison of the three months ended November 30, 2003 with the three months ended November 30, 2002.

No revenue was recorded for the three month period ended November 30, 2003 and no revenue was recorded during the same period of the prior year. Net (loss) for the three month period ended November 30, 2003 was $(180,949) compared to a loss of $(30,100) in the three months ended November 30, 2002. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. To date, the Company has generated no revenues.

Comparison  of  the  nine  months  ended  November 30, 2003 with the Nine months
Ended November  30,  2002.

No revenue was recorded for the nine month period ended November 30, 2003 and no revenue was recorded during the same period of the prior year. Net (loss) for the nine month period ended November 30, 2003 was $(251,387) compared to a loss of $(41,444) in the nine months ended August 31, 2002. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. To date, the Company has generated no revenues.

Comparison  of  Financial  Position  at  November  30,  2003  with  February 28,
2003

The Company's working capital position remained deteriorated at November 30, 2003 with current liabilities of $291,604 in excess of current assets of $0 causing a working capital deficiency of $(291,604). At February 28, 2003 the Company had a working capital deficit of $(255,815).

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


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

No  change  since  previous  filing.

Item  2.  Changes  in  Securities.

Options  Granted      Date      Exercise  Price     Expiry     Date
----------------      ----      ---------------     ------     ----

None

Common  Stock  Issued     Date             Consideration
---------------------     ----             -------------

During the Quarter ended November 30, 2003 the Company issued 20,000,000 common shares pursuant to an agreement to acquire Manter Enterprises Inc. The shares are held in trust pursuant to the agreement and are to be returned to the Company May 2004 if certain goals are not reached by Manter.

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



February  13,  2004                  Apache  Motor  Corporation
                                               (Registrant)
                                     By:  /s/  Adam  Jenn
                                          ---------------
                                               Adam  Jenn
                                               President  and  Director


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

Date:  February  13,  2004
       -------------------

/s/  Adam  Jenn
---------------
Adam  Jenn,  President  and  Acting  Chief  Financial  Officer

                                  EXHIBIT 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Apache Motor Corporation (the "Company") on Form 10-QSB for the nine months ended November 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Adam Jenn, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Adam  Jenn
---------------
Adam  Jenn,  President  and  CEO
Date:  February  13,  2004