Form 10KSB
period 2004-02-28
APACHE MOTOR CORP
filed 2004-07-16
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2004
                   -------------------------------------------
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     Commission file number:      000-33149
                                            ---------------

                             APACHE MOTOR CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

          Nevada                                    76-0603927
          ------                                    -----------
(State or other jurisdiction of                 (I.R.S.   Employer
 incorporation or organization)                  Identification No.)

   938  N.  200  Street,  Suite  B
   Shoreline, WA 98133                               (206) 533-2252
   -------------------                               --------------
  (Address of principal executive offices)     (Registrant's phone number)

Securities  registered  under  Section  12(b)  of  the  Act:  None.

Securities  registered  under Section 12(g) of the Act:  Common Stock, par value
                                                         -----------------------
                                                         $0.001  per  share
                                                          -----------------
                                                         (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No  [ ]  (2)  Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405)
Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
Aggregate market value of voting common equity held by non-affiliates as of June 23, 2004: $ 31,310.
Aggregate market value of non-voting common equity held by non-affiliates as of June 23, 2004: $ NIL

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Outstanding shares of common stock as of June 23, 2004: 841,072 (post 1 for 75 reverse split)
Outstanding  shares  of  preferred  stock  as  of  June  23,  2004:  Nil

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]   No  [X]

                            APACHE MOTOR CORPORATION

                                    Index to
                          Annual Report on Form 10-KSB
                      For the Year Ended February 28, 2004

Part  I                                                              Page
-------                                                              ----

Item  1     Description  of  Business                                   3
Item  2     Description  of  Property                                   4
Item  3     Legal  Proceedings                                          5
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders 5

Part  II
--------
Item  5     Market for Common Equity and Related Stockholder Matters    5
Item  6     Management's  Discussion  and  Analysis  of  Financial
            Condition or Plan  of  Operation                            5
Item  7     Financial  Statements                                       6
Item  8     Changes  In  and  Disagreements  With  Accountants on
            Accounting and Financial  Disclosure                       14

Part  III
---------
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act 15
Item  10    Executive  Compensation                                    15
Item  11    Security  Ownership  of  Certain  Beneficial  Owners and
            Management                                                 15
Item  12    Certain  Relationships  and  Related  Transactions         15
Item  13    Exhibits  and  Reports  on  Form  8-K                      15
Item  14    Controls  and  Procedure                                   15

Signatures                                                             16

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

The Company had 22,500,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled. Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company.

On December 14, 2001, the Company changed its fiscal year end from August 31 to February 28 and is reporting accordingly (the year end of Cambridge was also February 28).

Pursuant to a voluntary share exchange (the "Exchange") that took place on September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. For accounting purposes the accounting records of Apache became the accounting records of the Company commencing from April 2, 1999, the date of inception of Apache. Pursuant to the Agreement and Plan of Exchange executed in connection with the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company's common stock and the Company agreed to issue 500,000 common shares for services.

On October 24, 2003, The Apache Motor Corp. transferred all rights to the technology to the Company. Concurrently, Robert Wither agreed to return the 10,466,000 shares that he had received from the Company for cancellation and the Company disposed of its shares in The Apache Motor Corp. to Robert Wither in conjunction with the cancellation of his shares in the Company.

Engine  Business
-----------------

The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor interest and funding. The Company has written down its investment in the technology formerly owned by The Apache Motor Corp. to $1, but is still hopeful of funding the engine's development. There are no funding possibilities known to the Company at this time.

Funding  Its  Business  Plan
-----------------------------

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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

No matters were submitted to the stockholders during the year ended February 28, 2004.

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

Plan  of  Operation
--------------------

For the most recent fiscal year, the Company incurred a net loss in the amount of $333,363 compared to a net loss of $193,916 in the previous year. The prior year's loss was a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. During the current year, while the Company continued developing its corporate structure, it was also determined to write down the investment of $246,656 made in its subsidiary company to $1, as the directors felt that the investment had become impaired and was not recoverable. The Company is continuing in its efforts to develop the radial engine and has entered negotiations for the acquisition of the rights to an electric motor with applications in transportation and is actively seeking financing for both the radial engine and the electric motor. The Company anticipates that until its negotiations for funding and the development of either the radial engine or the electric motor are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company will not be proceeding with the proposed acquisitions of Habitat International S.A. or Manter Enterprises Inc., as previously announced, due to a lack of project financing and other concerns. The Company has terminated all related negotiations and contract agreements.

During  the  period  from April 2, 1999 (date of incorporation) through February
28,  2004,  the  Company  has  engaged  in  no   significant  operations  other
than  organizational   activities.   The  Company  received  no  revenues during
this  period.

For the current fiscal year ending February 28, 2004, the Company incurred a loss. The Company anticipates that it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.

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

Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from operation of its business and through additional equity financing. The Company anticipates that it will require $250,000 through February 28, 2005, which it plans to generate from private investors.

These factors raise substantial doubt about the Company's ability to continue as a going concern should the necessary financing not be forthcoming.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Report  of  Independent  Chartered  Accountants                                7

Balance  Sheets  as  at  February  28,  2004  and  2003                        8

Statements of Operations for the years ended February 28, 2004, and 2003, and for the period from April 2, 1999 (Date of Inception) to
February 28, 2004                                                              9

Statement of Stockholders' (Deficit) Equity for the period from April 2, 1999
(Date  of  Inception)  to  February  28,  2004                           10

Statement of Cash Flows for the years ended February 28, 2004, and 2003, and for
the Period from April 2, 1999 (Date of Inception) to February 28, 2004    11

Notes  to  Financial  Statements                                              12

REPORT  OF  INDEPENDENT  CHARTERED  ACCOUNTANTS

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
APACHE  MOTOR  CORPORATION
(A  Development  Stage  Company)

We have audited the balance sheets of Apache Motor Corporation (A Development Stage Company) as at February 28, 2004 and 2003, the statements of operations and cash flows for the years ended February 28, 2004 and 2003, and from the date of inception (April 2, 1999) to February 28, 2004 and the statement of stockholders' (deficit) equity from the date of inception (April 2, 1999) to February 28, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Motor Corporation (A Development Stage Company), as at February 28, 2004 and 2003 and the results of its operations and its cash flows for the years ended February 28, 2004 and 2003 and for the period from the date of inception (April 2, 1999) to February 28, 2004 in accordance with accounting principles generally accepted in the United States of America.

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




"Pannell  Kerr  Forster"

Chartered  Accountants


Vancouver,  Canada
July  8,  2004

Apache  Motor  Corporation
(A  Development  Stage  Company)
BALANCE  SHEETS  (NOTE  1)
February 28
(U.S.  Dollars)



                                                                                         2004            2003
                                                                                    ---------       ---------


ASSETS
Current
    Cash                                                                            $       -       $     776
    Accounts receivable                                                                     -             886
                                                                                    ---------       ---------
                                                                                            -           1,662
Deposit for Manter acquisition (note 5(a))                                             20,000               -
                                                                                    ---------       ---------
                                                                                       20,000           1,662

Technology rights (note 2(f))                                                               1         240,176
Capital assets                                                                              -           1,720
                                                                                    ---------       ---------

Total Assets                                                                        $  20,001       $ 243,558
                                                                                    ---------       ---------

LIABILITIES
Current
    Accounts payable and accrued liabilities                                        $  84,403       $ 257,477
    Due to Company officers                                                                 -          27,355
    Promissory notes payable (note 5(b))                                              242,152               -
                                                                                    ---------       ---------
                                                                                      326,555         284,832
                                                                                    ---------       ---------


STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock
    Authorized
        20,000,000 shares of preferred stock with a par value of $0.001 each
Common Stock
    Authorized
      100,000,000 shares of common stock with a par value of $0.001 each
    Issued and outstanding
        45,096,000 shares                                                              45,096          30,100
                (30,100,000 February 28, 2003)
Additional paid in capital                                                            545,246         540,242
Other comprehensive income (loss)                                                           -         (48,083)
Deficit accumulated during the development stage                                     (896,896)       (563,533)
    Total Stockholders' (Deficit) Equity                                             (306,554)        (41,274)

Total Liabilities and Stockholders' (Deficit) Equity                                $  20,001       $ 243,558
                                                                                    ---------       ---------


See notes to financial statements

Apache  Motor  Corporation
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
For the years ended February 28, 2004, and 2003, and for the period from April 2, 1999 (Date of Inception) to February 28, 2004 (U.S. Dollars)



                                                                                          From
                                                                                 April 2, 1999
                                                                                         (Date
                                                         Years  Ended             of Inception)
                                                      February  28,             to February 28,
                                                          2004         2003               2004
                                                   -----------  -----------  -----------------
Expenses
    Amalgamation and merger costs . . . . . . . .  $         0  $         0  $         135,000
    Research and development. . . . . . . . . . .            0            0             77,813
    Professional and consulting fees. . . . . . .       30,714        6,071             87,267
    Office and administration . . . . . . . . . .       55,993      142,023            271,100
    Telephone . . . . . . . . . . . . . . . . . .            0       13,059             34,600
    Entertainment and travel. . . . . . . . . . .            0        4,835             10,443
    Depreciation and amortization . . . . . . . .            0        3,605              9,694
                                                   -----------  -----------  -----------------
Loss before other item. . . . . . . . . . . . . .       86,707      193,916            625,917
Other Item
    Write down of technology rights
    and disposal of subsidiary. (note 2 (a)) . .       246,656       24,323            270,979
                                                   -----------  -----------  -----------------

Net Loss. . . . . . . . . . . . . . . . . . . . .     (333,363)    (193,916)          (896,896)
Deficit accumulated during the development stage:
Beginning of Period . . . . . . . . . . . . . . .     (563,533)    (369,617)                 0
                                                   -----------  -----------  -----------------
End of Period . . . . . . . . . . . . . . . . . .  $  (896,896) $  (563,533) $        (896,896)
                                                   -----------  -----------  -----------------

Basic and Diluted net loss per share. . . . . . .  $     (0.01) $     (0.01)
                                                   -----------  -----------


Shares Used in Basic and Diluted. . . . . . . . .   36,249,292   30,100,000
Loss Per Share Computation



See notes to financial statements
                                        9

Apache  Motor  Corporation
(A  Development  Stage  Company)
STATEMENT  OF  STOCKHOLDERS'  DEFICIT
For  the  Period  April  2,  1999  (date  of incorporation) to February 28, 2004


                                                                                        Other        Deficit
                                                                                        Compre-      Accumlated     Total
                                                   Common       Stock     Additional    hensive      during the     Stockholders
                                                                          Paid in       Income       development    Deficit
                                                   Shares       Amount    Capital       (Loss)       stage
Inception . . . . . . . . . . . . . . . . . . .           0     $      0  $        0     $      0    $        0     $         0
Issuances:. . . . . . . . . . . . . . . . . . .
    For organizational cost                       2,500,000        2,500           0            0             0           2,500
    For license . . . . . . . . . . . . . . . .   2,000,000        2,000           0            0             0           2,000
Net loss. . . . . . . . . . . . . . . . . . . .           0            0           0            0      (111,069)       (111,069)
Other comprehensive income (loss) . . . . . . .           0            0           0      (14,700)            0         (14,700)
Additional paid in capital on merger. . . . . .           0            0     372,667            0             0         372,667
                                                 -----------  ----------     -------      -------       -------         --------
Balance-February 28, 2001 . . . . . . . . . . .   4,500,000        4,500     372,667      (14,700)     (111,069)        251,398
Forward split 5 for 1 . . . . . . . . . . . . .  18,000,000       18,000     (18,000)           0             0               0
Issuances:
   To become preferred customer . . . . . . . .      50,000           50           0            0             0              50
   To acquire Cambridge Creek Properties, Ltd..      50,000           50           0            0             0              50
   To acquire The Apache Motor Corp.. . . . . .  16,500,000       16,500           0            0             0          16,500
Share issuance by subsidiary                              0            0     126,575            0             0         126,575
Cancellation. . . . . . . . . . . . . . . . . .  (9,500,000)      (9,500)      9,500            0             0               0
Issuance: . . . . . . . . . . . . . . . . . . .
   For services                                     500,000          500      49,500            0             0          50,000
Other comprehensive income (loss) . . . . . . .           0            0           0      (22,438)            0         (22,438)
Net loss. . . . . . . . . . . . . . . . . . . .           0            0           0            0      (258,548)       (258,548)
-----------------------------------------------  -----------  ----------  ----------      -------      --------        ---------
Balance-February 28,
2002. . . . . . . . . . . . . . . . . . . . . .  30,100,000      $30,100  $  540,242     $(37,138)    $(369,617)       $163,587
Other comprehensive income (loss)                         0            0           0      (10,945)            0         (10,945)
Net loss. . . . . . . . . . . . . . . . . . . .           0            0           0            0      (193,916)       (193,916)

Balance-February 28, 2003 . . . . . . . . . . .  30,100,000      $30,100  $  540,242     $(48,083)    $(563,533)       $(41,274)
Issuance:
  To acquire Manter Developments Inc.. . . . . . 20,000,000       20,000           0            0             0          20,000
Cancellation. . . . . . . . . . . . . . . . . .  (5,004,000)      (5,004)      5,004            0             0               0
Net loss. . . . . . . . . . . . . . . . . . . .           0            0           0            0      (333,363)       (333,363)
Other comprehensive income                                0            0           0       48,083             0          48,083
-----------------------------------------------  -----------  ----------  ----------      -------      --------        ---------
Balance-February 28, 2004 . . . . . . . . . . .  45,096,000   $   45,096  $  545,246      $     0     $(896,896)      $(306,554)

See notes to financial statements.

Apache  Motor  Corporation
(A  Development  Stage  Company)
STATEMENT  OF  CASH  FLOWS
For  the  years  ended  February  28,  2004,  and  2003, and for the Period from
April  2,  1999  (Date  of  Inception)  to  February  28,  2004
(U.S.  Dollars)



                                                                                    From
                                                                           April 2, 1999
                                                                                (Date of
                                                     Years   Ended             inception)
                                                  February   28,          to February 28,
                                                      2004        2003              2004
                                                  --------   ---------    --------------
Operating activities
    Net (loss) . . . . . . . . . . . . . . . . . $(333,363)  $(193,916)        $(896,896)
    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities . . . . . .         0           0             7,600
    Non cash expense depreciation. . . . . . . .         0       3,605             9,694
         - technology rights expensed. . . . . .   246,656           0           246,656
         - shares for services . . . . . . . . .         0           0            50,000
         - shares for license and startup costs.         0           0            (4,500)
    Changes in operating assets and
      liabilities. . . . . . . . . . . . . . . .    85,931     189,030            93,794
                                                  --------    --------    --------------
Net cash provided by (used in)
    operating activities . . . . . . . . . . . .      (776)     (1,281)         (493,652)
                                                  --------    --------    --------------
Investing Activities
    Capital assets acquired. . . . . . . . . . .         0           0            (5,590)
                                                  --------    --------    --------------
Financing Activities
    Share capital issued . . . . . . . . . . . .         0           0           499,242
                                                  --------    --------    --------------
Inflow (outflow) of cash . . . . . . . . . . . .      (776)     (1,281)                0

Cash, beginning of year. . . . . . . . . . . . .       776       2,057                 0
                                                  --------    --------    --------------
Cash, end of year. . . . . . . . . . . . . . . .  $      0    $    776     $           0
                                                  --------    --------    --------------
Supplemental information
   Interest paid . . . . . . . . . . . . . . . .  $      0    $      0     $           0
   Taxes paid. . . . . . . . . . . . . . . . . .  $      0    $      0     $           0
   Non cash investing and financing activity

   Value of shares issued for
      Proposed acquisitions. . . . . . . . . . .  $ 20,000    $      0     $     163,125

See notes to financial statements.

Apache  Motor  Corporation
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
February  28,  2004

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

The Company had 22,500,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled. Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company.

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

Pursuant to the Agreement and Plan of Exchange executed in connection with the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company's common stock and the Company agreed to issue 500,000 common shares for services. Subsequent to February 28, 2004, 10,446,000 of the original issue of 16,500,000 shares were cancelled (note 5(c)). The Company also disposed of Apache in exchange for the technology rights to a radial engine design (note 2 (f)).

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

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

a)    Comparative  Figures
The accounts of the Company and its former subsidiary (Apache) were previously consolidated on a line-by-line basis. Comparative figures reflect the consolidated financial position and operations of the Company and its subsidiary which was disposed of in the 2004 fiscal year and has been given effect as of March 1, 2003. The accompanying financial statements have been restated to reflect the operations of the former subsidiary consisting of expenses of $24,323 in 2003 and the writedown in 2004 of technology costs of $240,176.

b)     Basis  of  Presentation
The financial statements are prepared using the accrual basis of accounting, whereby income is recorded as earned and expenses are recorded as incurred.

All share and per share amounts have not been restated to reflect the reverse stock split which occurred subsequent to the year end which are reflected in the first quarter of 2004.

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

d)     Capital  Assets
Capital assets were recorded at cost and depreciated or amortized on the declining balance basis at the following rates:
               Office  furniture  and  equipment     20%
               Computer  equipment                   30%
               First year depreciation / amortization is taken at 50% of the above rates.

All  capital  assets  were  property  of  the  former  subsidiary.

e)    Research  and  Development
The Company has allocated resources towards research and development. These costs have been incurred in connection with work being done on the development of a radial engine. These costs were expensed as incurred.

f)  Technology  Rights
The Company, via its former subsidiary, acquired technology rights related to a radial engine design. As consideration for the purchase of these rights by the subsidiary, the vendor of the rights was issued common shares of the subsidiary company. As a result of the acquisition of the subsidiary company, the original vendor of the rights holds 10,620,000 shares of the Company (10,446,000 shares were subsequently cancelled, see note 5(c)). Management of the Company has evaluated the carrying value of the technology rights and feels that there is impairment to their value and accordingly wrote them down to a nominal value of $1 by a charge to operations during the year ended February 28, 2004. It is management's conclusion that the technology rights may have continued value in spite of their not being currently developed.

g)  Financial  Instruments
The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, promissory notes payable (note 5 (b)) and amounts due to Company officers. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

h)  Recent  Accounting  Pronouncements
In April 2003, the FASB issued SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends certain portions of SFAS 133 and is effective for all contracts entered into or modified after June 30, 2003 on a prospective basis. SFAS 149 is not expected to have a material effect on the results of operations or financial position of the Company as the Company presently has no derivatives or hedging contracts.

In June, 2003, the FASB approved SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 did not have an effect on the Company's financial position.

3.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES


                                                       2004            2003
                                                       ----            ----
Accounts  payable  and  accrued  liabilities  consist  of:

Trade  accounts  payable and accruals            $   84,403      $  257,477
Due  to  Company  officers                                -          27,355
Promissory  notes  payable (see note 5 (b))         242,152               -
                                                    -------         -------
                                                 $  326,555      $  284,832
                                                    -------         -------

4.   DUE  TO  COMPANY  OFFICERS

Advances from officers / stockholders are non-interest bearing with no fixed terms of repayment.

5.   SUBSEQUENT  EVENTS

The  following  events  occurred  subsequent  to  February  28,  2004.

(a) The Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 shares of common stock of the Company previously issued in trust for Manter subject to a performance agreement;

(b) The Company issued 48,430,400 of its common shares in settlement of $242,152 in promissory notes payable;

(c) The Company cancelled the total amount of 10,446,000 shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001 (note 1);

(d) After the issuance of the 48,430,400 common shares mentioned above, the Board of Directors approved a 1:75 reverse split. The accompanying financial statements have not been adjusted to reflect the stock split.

(e) The Company entered into an Agreement with 3D Environment Technology of Nevada to acquire 100% of the assets of its electromagnetic engine project in exchange for common shares of the Company. The goal of management is to license the technology to manufacturers of next generation electric cars. The terms of the Agreement will be conditional upon 3D raising a minimum of $1,500,000 U.S. in financing to complete the acquisition of the exclusive rights, and to finance the research, development, and operations of the Company; and

(f) The Company reissued the 5,004,000 (66,720 shares post reverse split) common shares cancelled during the year.

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


                                    PART III


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS
----------------------------------------------------------------------------

This table sets forth the name, age and position of each director and executive officer of the Company :

NAME                    AGE    POSITION
----                    ---    --------

Adam  Jenn              47     President,  Secretary,  and  a  Director

Dan  Goldman            43     Chief Executive Officer and  a Director
                               (Appointed  May  6,  2004)

Piers  VanZiffle        56     Treasurer  and  a  Director

Christine  Cerisse      50     Director  (Resigned  May  6, 2004)


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

At February 28, 2004, none of the directors received any remuneration from the Company. Subsequent to February 28, 2004, the Company has accrued $12,000 payable to each director for past services.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                             Number of                Percentage  of
Name                      Shares  Held                Shares  Owned
----                      ------------                --------------

Adam  Jenn                          0                      0.0%  director

Dan  Goldman                        0                      0.0%  director

Piers VanZiffle                     0                      0.0%  director

Christine  Cerisse                  0                      0.0%  former director

ALL  EXECUTIVE  OFFICERS  AND
DIRECTORS  AS  A  GROUP             0                      0.0%
(3  persons)

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No  change  since  previous  filing.


                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS:  None.

REPORTS  ON  FORM  8-K:  None.


ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

As of February 28, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (President) and the Chief Financial Officer (acting), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer (President) and the Chief Financial Officer (acting), concluded that the Company's disclosure controls and procedures were effective as of February 28, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                (Registrant)     APACHE  MOTOR  CORPORATION

                By:     /s/Adam  Jenn               Date:  June  28,  2004
                        -------------               ----------------------
                        Adam  Jenn,  President  and  Director

                By:     /s/Piers  VanZiffle          Date:  June  28,  2004
                        -------------------          ----------------------
                        Piers  VanZiffle,  Secretary,  Treasurer  and  Director

                By:     /s/Dan  Goldman          Date:  June  28,  2004
                        ---------------          ----------------------
                        Dan  Goldman,  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dan Goldman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Apache Motor Corporation for the period ended February 28, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Apache Motor Corporation.

               By:     /s/  Dan  Goldman
                       ------------------

               Name:   Dan  Goldman

               Title:  Chief  Executive  Officer

               Date:   June  28,  2004
                       ---------------

I, Adam Jenn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Apache Motor Corporation for the period ended February 28, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Apache Motor Corporation.

               By:     /s/  Adam  Jenn
                       ---------------

               Name:   Adam  Jenn

               Title:  Acting  Chief  Financial  Officer

               Date:   June  28,  2004
                       ---------------

302  CERTIFICATION

     I,  Dan  Goldman,  Chief  Executive  Officer,  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Apache  Motor
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  June  28,  2004            /s/ Dan Goldman
                                       ---------------
                                       Dan  Goldman,  Chief  Executive  Officer

302  CERTIFICATION

I,  Adam  Jenn,  acting  Chief  Financial  Officer,  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Apache  Motor
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  June  28,  2004       /s/  Adam Jenn
                                --------------
                                Adam  Jenn,  Acting  Chief  Financial   Officer
                                and  Director