Form 10QSB
period 2004-05-31
APACHE MOTOR CORP
filed 2004-07-16
CIK 1158702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  May  31,  2004
                                    --------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from   n/a    to   n/a

                            APACHE MOTOR CORPORATION
                            ------------------------
         Exact name of small business issuer as specified in its charter

       Nevada                    000-33149                    #76-0603927
      --------                   ---------                    -----------
State  or  other  jurisdiction   Commission                 I.R.S.  Employer
of  organization                 file number               Identification  No.


                           938 N. 200 Street, Suite B
                              Shoreline,  WA  98133
                              ---------------------
                       Address of principal executive offices

                                 (206) 533-2252
                                 --------------
                            Issuer's telephone number

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                     May 31, 2004  -  907,792 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE
A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional  Small  business  Issuer  Format     Yes  (  )          No  (X)

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.
--------------------------------

Apache  Motor  Corporation
A  Development  Stage  Company

Financial  Statements
Three  Months  Ended  May  31,  2004
U.S.  Dollars
Unaudited

Prepared  by  Management

Balance  Sheets  at  May  31,  2004  and  at  February  28,  2004

Statements  of  Operations  for  the  Three  Months  Ended May 31, 2004 and 2003

Statement of Changes in Stockholders' Equity for the Three Months Ended May 31, 2004

Statements  of  Cash  Flows  for  the  Three  Months Ended May 31, 2004 and 2003

Notes  to  Financial  Statements




Apache Motor Corporation
A Development Stage Company
Balance Sheets
U.S. Dollars
                                                                                 May 31    February 28
                                                                                   2004           2004
                                                                             (Unaudited)
------------------------------------------------------------------------  -------------  -------------
ASSETS
Current
 Cash
 Accounts receivable                                                         $        -   $          -
 Deposit for Manter acquisition                                                       -         20,000
------------------------------------------------------------------------  -------------  -------------
                                                                                      -         20,000

Technology rights                                                                     1              1
------------------------------------------------------------------------  -------------  -------------
Total Assets                                                                 $        1   $     20,001
------------------------------------------------------------------------  -------------  -------------

LIABILITIES
Current
  Accounts payable and accrued liabilities                                     $107,603        $84,403
  Promissory notes payable                                                            -        242,152
------------------------------------------------------------------------  -------------  -------------
                                                                                107,603        326,555
------------------------------------------------------------------------  -------------  -------------

STOCKHOLDERS' EQUITY
Common Stock
 Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
Preferred Stock
 Authorized
   20,000,000 shares of preferred stock with a par value of $0.001 each
 Issued and outstanding
      907,792 shares of common stock                                             68,084         45,096
       (45,096,000 February 28, 2004,
        pre 1 for 75 reverse split)
Additional paid in capital                                                      744,410        545,246
Deficit accumulated during
  the development stage                                                        (920,096)      (896,896)
------------------------------------------------------------------------  -------------  -------------
Total Stockholders' Equity (Deficit)                                           (107,602)      (306,554)
------------------------------------------------------------------------  -------------  -------------
Total Liabilities and Stockholders' Equity                                     $      1        $20,001
------------------------------------------------------------------------  -------------  -------------

See accompanying notes




Apache Motor Corporation
A Development Stage Company
Statements of Operations
Three Months Ended May 31
Unaudited
U.S. Dollars

                                                                                              From
                                                                                           April 2,
                                                                                        1999 (Date
                                                                                      of Inception)
                                                            Three       Months           to May 31,
                                                            2004         2003                 2004
                                                         -----------  -----------  ---------------
Expenses
    Amalgamation and merger costs . . . . . . . . . . .  $         0  $         0  $       135,000
    Research and development. . . . . . . . . . . . . .            0      (13,085)          86,221
    Professional and consulting fees. . . . . . . . . .        6,450            0          100,817
    Office and administration . . . . . . . . . . . . .       16,750       22,605          316,263
    Write down of technology rights                                0            0          194,514
    Telephone . . . . . . . . . . . . . . . . . . . . .            0        3,457           36,766
    Entertainment and travel. . . . . . . . . . . . . .            0        7,926           37,821
    Depreciation and amortization . . . . . . . . . . .            0        1,500           12,694
                                                         -----------  -----------  ---------------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . .      (23,200)     (22,403)        (920,096)
Deficit accumulated during the development stage:
Beginning . . . . . . . . . . . . . . . . . . . . . . .     (896,896)    (679,979)               0
                                                         -----------  -----------  ---------------
Ending. . . . . . . . . . . . . . . . . . . . . . . . .  $  (920,096)  $ (702,382) $       920,096
                                                         -----------  -----------  ---------------

Basic and Diluted net loss per share  (Post 1 for 75
  reverse split) (note 3)           . . . . . . . . .  $     (0.03)  $    (0.06)
                                                         -----------  -----------

Shares Used in Basic and Diluted. . . . . . . . . . . .
Loss Per Share Computation (Post 1 for 75 reverse
  split) (note 3)                                            731,658      401,333
                                                         -----------  -----------

Apache Motor Corporation
A Development Stage Company
Statement of Changes in Stockholders' Equity
Three Months Ended May 31, 2004
Unaudited
U.S. Dollars


                                                   Additional       Accumu-       Total
                                                      Paid in        lated  Stockholder
                               Shares      Amount     Capital      Deficit       Equity
                           ----------      ------     -------      -------      -------
Balance,
February 28,
2004                       45,096,000     $45,096    $545,246    $(896,896)   $(306,554)

Issuance of
common stock for
promissory notes            48,430,400      48,430     193,722            -      242,152

Cancellation of
Manter agreement           (20,000,000)    (20,000)          -            -      (20,000)

Effects of reverse stock
split (note 3)             (72,546,048)          -           -            -            -

Cancellation of common
stock: - on disposal
of subsidiary (note 3)        (139,280)    (10,446)     10,446            -            -

Reissuance of common
stock previously
cancelled (note 3)              66,720       5,004      (5,004)           -            -

Net loss
for the period                       -           -           -      (23,200)     (23,200)
                            ----------      ------     -------      -------      -------
Balance,
May 31,2004                    907,792     $68,084    $744,410    $(920,096)   $(107,602)
                            ----------      ------     -------      -------      -------

See  accompanying  notes

Apache Motor Corporation
A Development Stage Company
Statements of Cash Flows
Three Months Ended May 31
Unaudited
U.S. Dollars

                                                      2003        2003
                                                   -------      ------
Operating Activities
  Net income (loss)
    Adjustments to reconcile net income (loss)
      to net cash used by operating activities
    Non cash expense - depreciation                      -       1,500
    Changes in operating assets and liabilities     23,200      26,661
  Exchange rate fluctuation                              -     (10,332)
                                                   -------      ------
Net cash provided by (used by)
  operating activities                                   -      (4,574)
                                                   -------      ------
Acquisition of fixed assets                              -       6,112
                                                   -------      ------
Inflow (outflow) of cash                                 -         592

Cash, beginning of period                                -         776
                                                   -------      ------
Cash, end of period

Supplemental information
  Interest paid                                         $0          $0
  Shares issued in settlement of notes payable    $242,152          $0
  Corporate income taxes paid                           $0          $0


See accompanying notes


Apache  Motor  Corporation
Notes  to  Financial  Statements
Three  Months  Ended  May  31,  2004
Unaudited
U.S.  Dollars

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION
Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001.

Pursuant to an Agreement and Plan of Merger effective September 4, 2001 the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000.00 and merged with Cambridge (the "Merger").

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

Pursuant to an Agreement and Plan of Exchange (the "Exchange") effective September 12, 2001 the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the exchange, certain shareholders of the Company agreed to cancel 9,500,000 common shares of the Company and the Company agreed to issue 500,000 common shares for fees. During the quarter ended May 31, 2004,

The Company cancelled 10,446,000 shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001.

During this quarter ended May 31, 2004, the Company approved a 1:75 reverse split (see note 3).

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

2.   BASIS  OF  ACCOUNTING  PRESENTATION
These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10K for the year ended February 28, 2004 and filed July 16, 2004.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at May 31, 2004 and the results of its operations for the three months then ended. The results of operations for the three months ended May 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   STOCKHOLDERS'EQUITY

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

(d) After the issuance of the 48,430,400 common shares mentioned above, the Board of Directors approved a 1:75 reverse split;

(e) The Company reissued the 5,004,000 (66,720 shares post reverse split) common shares cancelled during the year.

During the three months ended May 31, 2004 the Company approved a 1:75 reverse split. The weighted average number of shares outstanding has been restated to reflect the reverse split.

Subsequent to May 31, 2004, the Company issued 350,000 shares of common stock to each of its three directors (for a total of 1,050,000 shares) in remuneration for services rendered to the Company and fairly valued at $17,500 to each director.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended May 31, 2004 and 2003 (prepared by management, without audit).

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

The Company entered into an Agreement with 3D Environment Technology of Nevada to acquire 100% of the assets of its electromagnetic engine project. The goal of management is to license the technology to manufacturers of next generation electric cars. The terms of the Agreement will be conditional upon 3D raising a minimum of $1,500,000 U.S. in financing to complete the acquisition of the exclusive rights, and to finance the research, development, and operations of the Company. The Company is currently working with 3D Environment Technology in its efforts to raise investor financing.

Vitamin  Business
The Company has not abandoned its Vitamineralherb.com license but is unable to focus its limited resources on its development.

Subsequent  Events
There  were  no  reportable  subsequent  events.

Results  of  Operations
Comparison of the three months ended May 31, 2004 with the three months ended May 31, 2003.

No revenue was recorded for the three month period ended May 31, 2004 and no revenue was recorded during the same period of the prior year.
Net (loss) for the three month period ended May 31, 2003 was $(23,200) compared to a loss of $(22,403) in the three months ended May 31, 2003. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.
To  date,  the  Company  has  generated  no  revenues.

Comparison of Financial Position at May 31, 2004 with May 31, 2003 The Company's working capital position remained deteriorated at May 31, 2004 with current liabilities of $107,603 in excess of current assets of $nil causing a working capital deficiency of $(107,603). At February 28, 2004 the Company had a working capital deficit of $(326,555). During the quarter ended May 31, 2004, the Company settled liabilities of $242,152 in the form of promissory notes by the issuance of 48,430,400 shares of common stock. Subsequently, the Company approved a 1 for 75 reverse split.

Liquidity  and  Capital  Resources
The Company currently has no revenue or sources of capital and is therefore dependent on outside sources to finance operations. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

Item  3.  Controls  and  Procedures
(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules

     13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.
(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

645,739  (post split)              May,  2004         Debt

Item  3.  Defaults  Upon  Senior  Securities.

No  change  since  previous  filing.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

a) The Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 (pre split) shares of common stock of the Company previously issued in trust for Manter subject to a performance agreement;

(b) The Company issued 48,430,400 (pre split) of its common shares in settlement of $242,152 in promissory notes payable;

(c) The Company cancelled the total amount of 10,446,000 (pre split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001;

(d)  The  Company approved a 1:75 reverse split;


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

July  12,  2004                        Apache  Motor  Corporation
                                       (Registrant)

                                  By:  /s/  Adam  Jenn
                                     -----------------

                                  Adam  Jenn,  President  and  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dan Goldman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Apache Motor Corporation for the period ended May 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Apache Motor Corporation.

               By:        /s/  Dan  Goldman
                          -----------------
               Name:      Dan  Goldman

               Title:     Chief  Executive  Officer

               Date:      July  12,  2004
                          ---------------

I, Adam Jenn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Apache Motor Corporation for the period ended May 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Apache Motor Corporation.

               By:        /s/  Adam  Jenn
                          ---------------
               Name:      Adam  Jenn

               Title:     Acting  Chief  Financial  Officer

               Date:      July  12,  2004
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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     Date:  July  12,  2004           /s/  Dan Goldman
                                      ----------------
                                      Dan  Goldman,  Chief  Executive  Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

     Date:  July  12,  2004               /s/ Adam Jenn
                                          -------------
                                          Adam  Jenn,  Acting  Chief  Financial
                                          Officer and  Director