Form 10QSB
period 2004-08-31
APACHE MOTOR CORP
filed 2004-10-21
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from n/a to n/a

APACHE MOTOR CORPORATION
Exact name of small business issuer as specified in its charter

Nevada	000-33149	#76-0603927
State or other jurisdiction of organization	Commission file number	I.R.S. Employer Identification No.

938 N. 200 Street, Suite B
Shoreline, WA 98133
Address of principal executive offices

(206) 533-2252
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
(1) Yes ☐      No ☒          (2) Yes ☒      No ☐

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS
Not applicable

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
October 12, 2004 - 2,515,012 common shares

DOCUMENTS INCORPORATED BY REFERENCE
A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional Small business Issuer Format   Yes ☐      No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Apache Motor Corporation
A Development Stage Company

Financial Statements
Six Months Ended August 31, 2004
U.S. Dollars
(Unaudited)

Prepared by Management

Balance Sheets at August 31, 2004 and at February 28, 2004

Statements of Operations for the Three and Six Months Ended August 31, 2004 and 2003

Statement of Changes in Stockholders' Equity for the Six Months Ended August 31, 2004

Statements of Cash Flows for the Six Months Ended August 31, 2004 and 2003

Notes to Financial Statements

Apache Motor Corporation
A Development Stage Company
Balance Sheets
U.S. dollars

	August 31	February 28
	2004	2004
	(Unaudited)

Assets
Current
Cash	$26,222	$-
Deposit for Manter acquisition	-	20,000
	26,222	20,000

Technology rights	1	1

Total Assets	$26,223	$20,001

Liabilities
Current
Accounts payable and accrued liabilities
	$113,627	$84,403
Promissory notes payable	57,811	242,152
	171,438	326,555

Stockholders' Equity (Deficit)
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.001 each
Preferred Stock
Authorized
20,000,000 shares of preferred stock with a par value of $0.001 each
Issued and Outstanding
2,515,012 shares of common stock	69,691	45,096
(45,096,000 February 28, 2004,pre 1 for 75 reverse split)
Additional Paid-in Capital	758,875	545,246
Deficit Accumulated During the Development Stage	(973,781)	(896,896)
Total Stockholders' Equity (Deficit)	(145,215)	(306,554)

Total Liabilities and Stockholders' Equity	$26,223	$20,001

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
A Development Stage Company
Statements of Operations
Three and Six Months Ended August 31
(Unaudited)
U.S. dollars

					From
					April 2, 1999
					(Date of
					Inception)
	Three Months		Six Months		to August 31,
	2004	2003	2004	2003	2004
Expenses

Amalgamation and merger costs	$-	$-	$-	$-	$135,000
Research and development	-	2,821	-	8,408	86,221
Directors' compensation	10,500	-	10,500	-	10,500
Professional and consulting fees	17,428	6,348	23,878	13,448	118,245
Office and administration	25,757	17,914	42,507	16,038	342,020
Write down of technology rights	-	-	-	-	194,514
Telephone	-	-	-	2,166	36,766
Entertainment and travel	-	19,452	-	27,378	37,821
Depreciation and amortization	-	1,500	-	3,000	12,694

Net Loss	$(53,685)	$(48,035)	$(76,885)	$(70,438)	$(973,781)
Deficit accumulated during
development stage:
Beginning	(920,096)	(585,936)	(896,896)	(563,533)

Ending	$(973,781)	$(633,971)	$(973,781)	$(633,971)
Basic and Diluted
Net Loss Per Share	$(0.03)	$(0.12)	$(0.06)	$(0.18)
Shares Used in Basic and Diluted
Loss Per Share Computation (Post
1 for 75 reverse split) (note 3)	1,973,449	401,333	1,338,323	401,333

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
A Development Stage Company
Statement of Changes in Stockholders' Equity (Deficit)
Six Months Ended August 31
(Unaudited)
U.S. dollars

			Additional		Total
			Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity
					(Deficit)

Balance, February 28, 2004	45,096,000	$45,096	$545,246	$(896,896)	$(306,554)

Issuance of common stock
for promissory notes	48,430,400	48,430	193,722	-	242,152

Cancellation of
Manter agreement	(20,000,000)	(20,000)	-	-	(20,000)
	73,526,400	73,526	738,968	(896,896)	(84,402)

Effects of reverse stock
Split: 1 for 75	980,352	73,526	738,968	(896,896)	(84,402)

Cancellation of common
stock: - on disposal of
subsidiary	(139,280)	(10,446)	10,446	-	-

Reissuance of common
stock previously cancelled	66,720	5,004	(5,004)	-	-

Net loss for the period	0	0	0	(23,200)	(23,200)

Balance, May 31, 2004	907,792	68,084	744,410	(920,096)	(107,602)

Issuance of common stock
for directors' compensation	1,050,000	1,050	9,450	-	10,500

Issuance of common stock
for services	375,000	375	3,375	-	3,750

Issuance of common stock
for debt	182,220	1,82	1,640	-	1,822

Net loss for the period	-	-	-	(53,685)	(53,685)

Balance, August 31, 2004	2,515,012	$69,691	$758,875	$(973,781)	$(145,215)

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
A Development Stage Company
Statements of Cash Flows
Six Months Ended August 31
(Unaudited)
U.S. dollars

	2004	2003

Operating Activities
Net income (loss)	$(76,885)	$(70,438)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Non cash expense – shares issued for services	14,250	-
Non cash expense – depreciation	-	3,000
Change in operating assets and liabilities	88,857	80,860
Exchange rate fluctuations	-	(13,731)

Net cash provided by (used by) operating activities	26,222	(309)

Acquisition of fixed assets	-	-

Inflow (outflow) of cash	26,222	-

Cash, beginning of period	-	776

Cash , end of period	$26,222	$467

Supplemental Information
Interest paid	$-	$-
Shares issued in settlement for notes payable	$243,975	$-
Corporate income taxes paid	$-	$-

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
Notes to Financial Statements
Six Months Ended August 31, 2004
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

During the quarter ended May 31, 2004, the Company approved a 1:75 reverse split (see note 3).

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

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at August 31, 2004 and the results of its operations for the six months then ended. The results of operations for the six months ended August 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

During the quarter ended August 31, 2004, the Company issued 350,000 shares of common stock to each of its three directors (for a total of 1,050,000 shares) in remuneration for services rendered to the Company and fairly valued at $3,500 to each director. Furthermore, the Company issued 250,000 shares of common stock to a former director for services rendered and fairly valued at $2,500. Also during the quarter ended August 31, 2004, the Company issued 307,220 shares of common stock valued at $0.01 per share as settlement of debt and accounts payable for services rendered.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the six months ended August 31, 2004 and 2003 (prepared by management, without audit).

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

The Company entered into an Agreement with 3D Environment Technology of Nevada to acquire 100% of the assets of its electromagnetic engine project. The goal of management is to license the technology to manufacturers of next generation electric cars. The terms of the Agreement are conditional upon 3D raising a minimum of $1,500,000 U.S. in financing to complete the acquisition of the exclusive rights, and to finance the research, development, and operations of the Company. The Company is currently working with 3D Environment Technology in its efforts to raise investor financing.

Vitamin Business

The Company has not abandoned its Vitamineralherb.com license but is unable to focus its limited resources on its development.

Subsequent Events

There were no reportable subsequent events.

Results of Operations

Comparison of the six months ended August 31, 2004 with the six months ended August 31, 2003.

No revenue was recorded for the six months period ended August 31, 2004 and no revenue was recorded during the same period of the prior year. Net (loss) for the six months period ended August 31, 2004 was $(76,885) compared to a loss of $(70,438) in the six months ended August 31, 2003. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To date, the Company has generated no revenues.

Comparison of Financial Position at August 31, 2004 with August 31, 2003 The Company's working capital position remained deteriorated at August 31, 2004 with current liabilities of $171,438 in excess of current assets of $26,222 causing a working capital deficiency of $(145,216). At February 28, 2004 the Company had a working capital deficit of $(306,555). During the quarter ended May 31, 2004, the Company settled liabilities of $242,152 in the form of promissory notes by the issuance of 48,430,400 shares of common stock. Subsequently, the Company approved a 1 for 75 reverse split.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date

None

Common Stock Issued	Date	Consideration

645,739 (post split) (48,430,400 pre split)	May, 2004	Debt
1,050,000	July 2004	Directors' compensation
375,000	July 2004	Services
182,220	July 2004	Debt

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

(c) The Company cancelled the total amount of 10,446,000 (pre split) (139,280 post split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001;

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

October 20, 2004	Apache Motor Corporation
(Registrant)

By: /s/ Adam Jenn
Adam Jenn, President and Director