Form 10QSB/A
period 2004-08-31
APACHE MOTOR CORP
filed 2004-11-12
CIK 1158702

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   Form  10QSB/A

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  August  31,  2004
                                    -----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  transition  period  from   n/a    to   n/a
                                    -----       -----

                            APACHE  MOTOR  CORPORATION
                            --------------------------
         Exact  name  of  small  business  issuer  as  specified  in its charter


            Nevada                    000-33149               #76-0603927
            ------                    ---------               -----------
State  or  other  jurisdiction        Commission            I.R.S.   Employer
        of  organization             file  number          Identification  No.


                           938 N. 200 Street, Suite B
                              Shoreline, WA 98133
                              -------------------
                     Address of principal executive offices

                                 (206) 533-2252
                                 --------------
                            Issuer's telephone number

Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
      (1)  Yes  ( )     No  (X)               (2)  Yes  (X)     No  ( )

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS Not applicable

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                     November 5, 2004 - 14,176,709 common shares

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

Statement of Changes in Stockholders' Equity for the Six Months Ended August 31, 2004

Statements  of  Cash  Flows  for  the  Six  Months  Ended  August  31,  2004 and
2003

Notes  to  Financial  Statements

Apache  Motor  Corporation
A  Development  Stage  Company
Balance  Sheets
U.S.  dollars

                                                                 August   February
                                                                   2004       2004
                                                             (Unaudited)
                                                           ------------   --------
Assets
Current
   Cash                                                    $     26,222  $       -
   Deposit for Manter acquisition                                     -     20,000
                                                           ------------  ---------
   Total Current Assets                                          26,222     20,000

Technology rights . . . . . . . . . . . . . . . . . . . .             1          1
                                                           ------------  ---------

Total Assets   . . . . . . . . . . . . . . . . .           $     26,223  $  20,001
                                                           ------------  ---------

Liabilities
Current
   Accounts payable and accrued liabilities
                                                           $    113,627  $  84,403
   Promissory notes payable                                      57,811    242,152
                                                           ------------  ---------
   Total current liabilities                                    171,438    326,555
                                                           ------------  ---------

Stockholders' Equity (Deficit)
Common Stock
  Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
Preferred Stock
  Authorized
  20,000,000 shares of preferred stock with a par value of $0.001 each
Issued and Outstanding
2,515,012 shares of common stock. . . . . . . . . . . . .        69,691     45,096
(45,096,000 February 28, 2004, pre 1 for 75 reverse split)
  Additional Paid-in Capital                                    758,875    545,246
  Deficit Accumulated During the Development Stage             (973,781)  (896,896)
                                                           ------------  ---------
Total Stockholders' Equity (Deficit). . . . . . . . . . .      (145,215)  (306,554)
                                                           ------------  ---------
Total Liabilities and Stockholders' Equity (Deficit). . .  $     26,223  $  20,001
                                                           ------------  ---------

(The  accompanying  notes  are  an  integral  part  of the financial statements)

Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Operat (Deficitions
Three  and  Six  Months  Ended  August  31
(Unaudited)
U.S.  dollars


                                                                                                                          From
                                                                                                                 April 2, 1999
                                                                                                            (Date of Inception)
                                                                  Three Months              Six Months            to August 31,
                                                                2004        2003        2004         2003                 2004
                                                        ------------  ----------  -----------  ----------  -------------------
Expenses
Amalgamation and merger costs                          $           -  $        -  $         -  $        - $            135,000
Research and development. . . . . . . . .                          -       2,821            -       8,408               86,221
Directors' compensation . . . . . . . . .                     10,500           -       10,500           -               10,500
Professional and consulting fees. . . . . . . . . . . . . . . 17,428       6,348       23,878      13,448              118,245
Office and administration . . . . . . . . . . . . . . . . . . 25,757      17,914       42,507      16,038              342,020
Write down of technology rights . . . . . . . . . . . . . . . . .  -           -            -           -              194,514
Telephone . . . . . . . . . . . . . . . . . . . . . . . . . . . .  -           -            -       2,166               36,766
Entertainment and travel. . . . . . . . . . . . . . . . . . . .  . -      19,452            -      27,378               37,821
Depreciation and amortization . . . . . . . . . . . . . . . . . .  -       1,500            -       3,000               12,694
                                                        ------------  ----------  -----------  ----------  -------------------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . $(53,685)   $(48,035)    $(76,885)   $(70,438)           $(973,781)
Deficit accumulated during development stage:
Beginning
                                                            (920,096)   (585,936)    (896,896)   (563,533)
                                                        ------------  ----------   ----------  ----------
Ending. . . . . . . . . . . . . . . . . . . . . . . . .    $(973,781)  $(633,971)   $(973,781)  $(633,971)
                                                        ------------  ----------   ----------  ----------
Basic and Diluted
Net Loss Per Share. . . . . . . . . . . . . . . . . . .       $(0.03)     $(0.12)      $(0.06)     $(0.18)
                                                        ------------  ----------   ----------  ----------
Shares Used in Basic and Diluted
Loss Per Share Computation
(Post 1 for 75 reverse split) (note 3)                     1,973,449     401,333    1,338,323     401,333
                                                        ------------  ----------  -----------  ----------


(The  accompanying  notes  are  an  integral  part  of the financial statements)

Apache  Motor  Corporation
A  Development  Stage  Company
Statement  of  Changes  in  Stockholders'  Equity  (Deficit)
Six  Months  Ended  August  31
(Unaudited)
U.S.  dollars





                                                       Additional                              Total
                                                         Paid-in        Accumulated         Stockholder's
                              Shares      Amount         Capital          Deficit              Equity
                                                                                              (Deficit)
                            -----------  --------      ----------       -----------       ----------------
Balance, February 28, 2004
                             45,096,000  $ 45,096     $   545,246        $  (896,896)        $    (306,554)

Issuance of common stock
For promissory notes (pre-   48,430,400    48,430         193,722                  -               242,152
split

Cancellation of
Manter agreement (pre-split)(20,000,000)  (20,000)              -                  -               (20,000)
                            -----------  --------      ----------       ------------      ----------------
                             73,526,400    73,526         738,968           (896,896)              (84,402)


Effects of reverse stock
Split: 1 for 75. . . . . .      980,352


Cancellation of common
stock: on disposal of
subsidiary                     (139,280)  (10,446)         10,446                  -                     -

Reissuance of common
Stock previously cancelled       66,720     5,004          (5,004)                 -                     -

Net loss for the period               0         0               0            (23,200)              (23,200)
                            -----------  --------      ----------       ------------      ----------------
Balance, May 31, 2004. . .      907,792    68,084         744,410           (920,096)             (107,602)

Issuance of common stock
for director's compensation   1,050,000     1,050           9,450                  -                10,500

Issuance of common stock
for services                    250,000       250           2,250                  -                 2,500

Issuance of common stock
for debt                        307,220       307           2,765                  -                 3,072

Net loss for the period               -         -               -            (53,685)              (53,685)
                            -----------  --------      ----------       ------------      ----------------
Balance, August 31, 2004      2,515,012  $ 69,691       $ 758,875          $(973,781)            $(145,215)
                            -----------  --------      ----------       ------------      ----------------

Apache  Motor  Corporation
A  Development  Stage  Company
Statements  of  Cash  Flows
Six  Months  Ended  August  31
(Unaudited)
U.S.  dollars

                                                           2004       2003
                                                      ---------  ---------
Operating Activities
   Net income (loss)                                   $(76,885)  $(70,438)
     Adjustments to reconcile net income (loss)
       to net cash used by operating activities
     Non cash expense - shares issued for services       13,000          -
     Non cash expense - depreciation                          0      3,000
     Change in operating assets and liabilities          90,107     80,860
   Exchange rate fluctuations                                 -    (13,731)
                                                      ---------  ---------

Net cash provided by (used by) operating activities      26,222       (309)
                                                      ---------  ---------

Acquisition of fixed assets                                   -          -
                                                      ---------  ---------

Inflow (outflow) of cash                                 26,222          -

Cash, beginning of period                                     -        776
                                                      ---------  ---------
Cash , end of period                                  $  26,222  $     467
                                                      ---------  ---------

Supplemental Information
   Interest paid                                      $       -  $       -
   Shares issued in settlement for notes payable      $ 243,975  $       -
   Corporate income taxes paid                        $       -  $       -

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

Pursuant to an Agreement and Plan of Merger effective September 4, 2001 the Company acquired all of the issued and outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000.00 and merged with Cambridge (the "Merger").

The Company had 22,550,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,600,000 shares of common stock issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled.

Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company. The Company chose to adopt its own year end of February 28 and is reporting accordingly (the year end of Cambridge was also February 28).

Pursuant to an Agreement and Plan of Exchange (the "Exchange") effective September 12, 2001 the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 shares of common stock of the Company and the Company agreed to issue 500,000 shares of common stock for fees. During the quarter ended May 31, 2004, the Company cancelled 10,446,000 pre-split shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001.

During the quarter ended May 31, 2004, the Company approved a 1:75 reverse split (see note 3). The above transactions represent the number of shares issued prior to 1:75 reverse split May 31, 2004.

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

3.   STOCKHOLDERS'EQUITY

(a) The Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 (pre-split) shares of common stock of the Company previously issued in trust for Manter subject to a performance agreement;

(b) The Company issued 48,430,400 (pre-split) of its common shares in settlement of $242,152 in promissory notes payable;

(c) The Company cancelled the total amount of 10,446,000 (pre-split)(139,280 post split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the shares of common stock issued to acquire Apache in 2001 (note 1);

(d) The Company reissued the 5,004,000 (66,720 shares post reverse split) common shares cancelled during the year.

During the three months ended May 31, 2004 the Company approved a 1:75 reverse split. The weighted average number of shares outstanding has been restated to reflect the reverse split.

During the quarter ended August 31, 2004, the Company issued 350,000 shares of common stock to each of its three directors (for a total of 1,050,000 shares of common stock) in remuneration for services rendered to the Company and fairly valued at $3,500 to each director. Furthermore, the Company issued 250,000 shares of common stock to a former director for services rendered and fairly valued at $2,500. Also during the quarter ended August 31, 2004, the Company issued 307,220 shares of common stock valued at $0.01 per share as settlement of debt and accounts payable incurred for services previously rendered.



Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the six months ended August 31, 2004 and 2003.
(prepared  by  management,  without  audit).

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

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

No  change  since  previous  filing.

Item  2.  Changes  in  Securities.

Options  Granted          Date          Exercise  Price          Expiry  Date
----------------          ----          ---------------          ------------

None

Common  Stock  Issued                         Date        Consideration
---------------------                         ----        -------------

  645,739(post split)(48,430,400 pre split)  May 2004   Debt
1,050,000                                    July 2004  Directors compensation
  375,000                                    July 2004  Services
  182,220                                    July 2004  Debt

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

November 5,  2004                 Apache  Motor  Corporation
                                  (Registrant)

                                  By:  /s/  Adam  Jenn
                                     -----------------

                                  Adam  Jenn,  President  and  Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 W.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dan Goldman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Apache Motor Corporation for the period ended August 31,
2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Apache Motor Corporation.

               By:        /s/  Dan  Goldman
                          -----------------
               Name:      Dan  Goldman

               Title:     Chief  Executive  Officer

               Date:      November 5,  2004
                          -----------------

I, Adam Jenn, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Apache Motor Corporation for the period ended August 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Apache Motor Corporation.

               By:        /s/  Adam  Jenn
                          ---------------
               Name:      Adam  Jenn

               Title:     Acting  Chief  Financial  Officer

               Date:      November 5,  2004
                          -----------------

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

     Date:  November 5, 2004          /s/  Dan  Goldman
                                      -----------------
                                      Dan  Goldman,  Chief  Executive  Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the registrant and have:

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

     Date:  November 5, 2004              /s/  Adam  Jenn
                                          ---------------
                                          Adam  Jenn,  Acting  Chief  Financial
                                          Officer  and  Director