Form 10QSB
period 2004-11-30
APACHE MOTOR CORP
filed 2005-02-22
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2004

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
24,557,344
common shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any 'documents incorporated by reference' is contained in Item 6 of this report.

Transitional Small Business Issuer Format
Yes ☐       No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Apache Motor Corporation
A Development Stage Company

Financial Statements
Nine Months Ended November 30, 2004
U.S. Dollars
(Unaudited)

Prepared by Management

Balance Sheets at November 30, 2004 and at February 28, 2004

Statements of Operations for the Three and Nine Months Ended November 30, 2004 and 2003 and the period April 2, 1999 (inception) to November 30, 2004

Statement of Changes in Stockholders' Equity for the Nine Months Ended November 30, 2004

Statements of Cash Flows for the Nine Months Ended November 30, 2004 and 2003

Notes to Financial Statements

Apache Motor Corporation
A Development Stage Company
Balance Sheets
U.S. dollars

	November 30	February 28
	2004	2004
	(Unaudited)

Assets
Current
Deposit for Manter acquisition	$-	$20,000
Total current assets	-	20,000

Technology rights	1	1

Total Assets	$1	$20,001

Liabilities
Current
Bank indebtedness	$19	$-
Accounts payable and accrued liabilities	49,660	84,403
Promissory notes payable	3,368	242,152
Total current liabilities	53,047	326,555

Stockholders’ Equity (Deficit)
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.001 each
Preferred Stock
Authorized
20,000,000 shares of preferred stock with a par value of $0.001 each
Issued and Outstanding
24,557,009 shares of common stock	24,557	601
(601,280 February 28, 2004,post 1 for 75 reverse split)
Additional paid-in capital	1,024,429	589,741
Deficit accumulated during the development stage	(1,105,849)	(896,896)
Other comprehensive income	3,817	-
Total Stockholders’ Equity (Deficit)	(53,046)	(306,554)

Total Liabilities and Stockholders’ Equity (Deficit)	$1	$20,001

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
A Development Stage Company
Statements of Operations
Three and Nine Months Ended November 30
(Unaudited)
U.S. dollars

					From
					April 2, 1999
					(Date of
					Inception)
	Three Months		Nine Months		to November
	2004	2003	2004	2003	30, 2004
Expenses

Amalgamation and merger costs	$-	$-	$-	$-	$135,000
Research and development (recovery)	12,452	-	12,452	(10,264)	98,672
Directors’ compensation	19,500	-	30,000	-	30,000
Professional and consulting fees	81,023	5,555	104,901	19,003	199,268
Office and administration	19,093	9,233	61,601	43,943	361,114
Write down of technology rights	-	166,161	-	166,161	194,514
Telephone	-	-	-	2,166	36,766
Entertainment and travel	-	-	-	27,378	37,821
Depreciation and amortization	-	-	-	3,000	12,694

Net Loss	$(132,068)	$(180,949)	$(208,954)	$(251,387)	$(1,105,849)
Deficit accumulated during development stage:
Beginning	(973,781)	(633,971)	(896,896)	(563,533)

Ending	$(1,105,849)	$(814,920)	$(1,105,850)	$(814,920)
Basic and Diluted
Net Loss Per Share	$(0.02)	$(1.83)	$(0.06)	$(2.03)
Shares Used in Basic and Diluted Loss Per Share
Computation (Post 1 for 75 reverse split) (note 3)	6,952,760	444,444	3,189,459	401,333

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
A Development Stage Company
Statement of Changes in Stockholders’ Equity (Deficit)
Nine Months Ended November 30
(Unaudited)
U.S. dollars

			Additional		Other
			Paid-in	Accumulated	Comprehensive	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)

Balance, February 28, 2004 (post-split)	601,280	$601	$589,741	$(896,896)	$-	$(306,554)

Issuance of common stock for
promissory notes (post-split)	645,739	646	241,506	-	-	242,152

Cancellation of
Manter agreement (post-split)	(266,667)	(267)	(19,733)	-	-	(20,000)
	980,352	980	811,514	(896,896)	-	(84,402)

Cancellation of common stock: -
on disposal of subsidiary	(139,280)	(139)	139	-	-	-

Reissuance of common stock
previously cancelled	66,720	67	(67)	-	-	-

Net loss for the period	0	0	0	(23,200)	-	(23,200)

Balance, May 31, 2004	907,792	908	811,586	(920,096)	-	(107,602)

Issuance of common stock for
directors’ compensation	1,050,000	1,050	9,450	-	-	10,500

Issuance of common stock for services	250,000	250	2,250	-	-	2,500

Issuance of common stock for debt	307,220	307	2,765	-	-	3,072

Net loss for the period	-	-	-	(53,685)	-	(53,685)

Balance, August 31, 2004	2,515,012	$2,515	$826,051	$(973,781)	-	$(145,215)

Issuance of common stock for services	5,550,000	5,550	49,950	-	-	55,500

Issuance of common stock for debt	16,491,997	16,492	148,428	-	-	164,920

Foreign exchange gain	-	-	-	-	3,817	3,817

Net loss for the period	-	-	-	(132,068)	-	(132,068)

Balance, November 30, 2004	24,557,009	$24,557	$1,024,429	$(1,105,849)	$3,817	$(53,046)

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
A Development Stage Company
Statements of Cash Flows
Nine Months Ended November 30
(Unaudited)
U.S. dollars

	2004	2003

Operating Activities
Net income (loss)	$(208,954)	$(251,387)
Adjustments to reconcile net income (loss)
to net cash used by operating activities
Non cash expense – shares issued for services	68,500	-
Non cash expense – depreciation	0	-
Change in operating assets and liabilities	136,656	104,450
Exchange rate fluctuations	3,817	-

Net cash provided by (used by) operating activities	(19)	(146,937)

Investing Activities
Investment in Manterra	-	(20,000)
Write off of investment in The Apache Motor Corp	-	166,161

Net cash provided by (used by) investing activities	-	146,161

Inflow (outflow) of cash	(19)	(776)

Cash, beginning of period	-	776

Cash (Bank indebtedness) , end of period	$(19)	$-

Supplemental Information
Interest paid	$-	$-
Shares issued in settlement for notes and accounts payable	$410,144	$-
Corporate income taxes paid	$-	$-

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
Notes to Financial Statements
Nine Months Ended November 30, 2004
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

Pursuant to an Agreement and Plan of Exchange (the "Exchange") effective September 12, 2001 the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 pre-split shares of common stock of the Company and the Company agreed to issue 500,000 pre-split shares of common stock for fees.

During the quarter ended May 31, 2004, the Company determined that it was unable to move forward in the development of The Apache Motor Corp’s radial engine technology, unable to build the business, and could not raise the necessary funding to further the business plan; therefore the Company, with the consent of Robert Wither, cancelled 10,446,000 pre-split shares (139,280 post-split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001.

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

Apache Motor Corporation
Notes to Financial Statements
Nine Months Ended November 30, 2004
Unaudited
U.S. Dollars

2.           BASIS OF ACCOUNTING PRESENTATION

These unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information, are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements filed as part of the Company's Form 10KSB for the year ended February 28, 2004 and filed July 16, 2004.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's financial position at November 30, 2004 and the results of its operations for the nine months then ended. The results of operations for the nine months ended November 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.           STOCKHOLDERS'EQUITY

During the nine month period ended November 30, 2004 the following transactions occurred:

(a) The Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 (pre-split) shares (266,667 post-split) of common stock of the Company previously issued in trust for Manter subject to a performance agreement;

(b) The Company issued 48,430,400 pre-split (645,739 post-split) of its common shares in settlement of $242,152 in promissory notes payable;

(c) The Company cancelled the total amount of 10,446,000 (pre-split) (139,280 post split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the shares of common stock issued to acquire Apache in 2001 (note 1);

(d) The Company reissued the 5,004,000 (pre-split) (66,720 post split) common shares cancelled during the year.

During the three months ended May 31, 2004 the Company approved a 1:75 reverse split. All share and per share amounts for all periods presented herein have been restated to reflect the reverse split.

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

During the three months ended November 30, 2004, the Company issued 650,000 shares of common stock, fairly valued at $6,500 to each of its prior three directors (for a total of 1,950,000 shares of common stock) in remuneration for services rendered to the Company. The Company also issued 3,600,000 shares of common stock, fairly valued at $36,000 to a former director for services rendered. Furthermore, the Company issued 9,970,500 shares of common stock valued at $0.01 per share as settlement of debt and 6,521,497 shares of common stock also valued at $0.01 as settlement of accounts payable incurred for services previously rendered. Subsequent to November 30, 2004, the Company cancelled 2,548,000 shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered. These financial statements include the share cancellation.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the nine months ended November 30, 2004 and 2003 (prepared by management, without audit).

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

Subsequent Events
Subsequent to November 30, 2004, the Company cancelled 2,548,000 shares of common stock issued in duplicate for services rendered which are being accounted for in the 4th quarter.

Results of Operations
Comparison of the nine months ended November 30, 2004 with the nine months ended November 30, 2003.

No revenue was recorded for the nine months period ended November 30, 2004 and no revenue was recorded during the same period of the prior year. Net loss for the nine months period ended November 30, 2004 was $(208,954) compared to a loss of $(251,387) in the nine months ended November 30, 2003. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To date, the Company has generated no revenues.

Comparison of Financial Position at November 30, 2004 with November 30, 2003 The Company's working capital position remained deteriorated at November 30, 2004 with current liabilities of $53,047 in excess of current assets of $1 causing a working capital deficiency of $(53,046). At February 28, 2004 the Company had a working capital deficit of $(306,555).

Liquidity and Capital Resources

The Company currently has no revenue or sources of capital and is therefore dependent on outside sources to finance operations. The Company has been able to pay its expenses and costs through the issuance of common shares as well as loans from directors and other shareholders. The Company needs to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the quotation of the company’s common stock on the OTC Bulletin Board. The Company may not be successful in its efforts to raise equity financing and/or attain profitable operations. There is doubt regarding the Company’s ability to continue as a going concern.

Item 3. Controls and Procedures

As of November 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (President) and the Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer (President) and the Acting Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2004. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities.

Options Granted	Date	Exercise Price	Expiry Date

None

Common Stock Issued	Date	Consideration

1,950,000	November 2004	Directors’ compensation
3,600,000	November 2004	Prior director’ compensation
9,970,500	November 2004	Debt
6,521,497	November 2004	Debt

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

During the nine month period ended November 30, 2004 the following transactions occurred:

a) The Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 pre split (2,666,667 post-split) shares of common stock of the Company previously issued in trust for Manter subject to a performance agreement;

(b) The Company issued 48,430,400 pre-split (645,739 post-split) of its common shares in settlement of $242,152 in promissory notes payable;

(c) The Company cancelled the total amount of 10,446,000 pre split (139,280 post split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001;

(d) The Company approved a 1:75 reverse split;

Item 5. Other Information.

8-K filed on December 22, 2004 – Effective December 20, 2004, The Company accepted the voluntary resignation of Dan Goldman as Chief Executive Officer and Director of the company. Effective December 20, 2004, The Company accepted the voluntary resignation of Piers Van Ziffle as Director of the company. Mr. Dan Goldman is currently President and Director of 3D Motors Inc., a wholly owned subsidiary of Apache Motor Corporation.

Item 6. Exhibits and Reports on form 8-K 12g3 and amendments.

8-K filed on December 22, 2004 – Effective December 20, 2004, The Company accepted the voluntary resignation of Dan Goldman as Chief Executive Officer and Director of the company. Effective December 20, 2004, The Company accepted the voluntary resignation of Piers Van Ziffle as Director of the company. Mr. Dan Goldman is currently President and Director of 3D Motors Inc., a wholly owned subsidiary of Apache Motor Corporation.

Documents incorporated by reference: Form 10K SB, Form 8K-12g3 and amendments, Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, The registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2005	Apache Motor Corporation
(Registrant)

By: /s/ Adam Jenn
Adam Jenn, President and Director