Form 10KSB
period 2005-02-28
APACHE MOTOR CORP
filed 2005-07-18
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB
                                   (Mark one)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2005
                   -------------------------------------------
                                       OR
   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     Commission file number:      000-33149
                                            ---------------

                             APACHE MOTOR CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

            Nevada                                       76-0603927
          ---------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

              938  N.  200  Street,  Suite  B
              Shoreline,  WA  98133                    (206)  533-2252
              ---------------------                    ---------------
     (Address of principal executive offices)     (Registrant's phone number)

Securities  registered  under  Section  12(b)  of  the  Act:  None.

Securities  registered  under Section 12(g) of the Act:  Common Stock, par value
                                                         $0.001  per  share
                                                         -----------------
                                                         (Title  of  class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
(1)  Yes [X]  No  [ ]  (2)  Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's  revenues  for  its  most  recent  fiscal  year:     $nil
                                                              --------

As of May 13, 2005, the aggregate market value of the voting common equity held by non-affiliates on the registrant was approximately $14,463 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated wit the Company.

On July 13, 2005 the registrant had 27,105,344 of Common stock, (0.001 par value per share, issued and outstanding.

Documents  incorporated  by  reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]   No  [X]

                            APACHE MOTOR CORPORATION

                                    Index to
                          Annual Report on Form 10-KSB
                      For the Year Ended February 28, 2005

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
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders       4

Part  II
--------
Item  5     Market  for  Common  Equity  and  Related  Stockholder Matters    5
Item  6     Management's Discussion and Analysis of Financial Condition or
            Plan  of  Operation                                               6
Item  7     Financial  Statements                                             9
Item  8     Changes In and Disagreements With Accountants on Accounting and
            Financial  Disclosure                                            21
Item  8A    Controls and Procedures                                          21
Item  8B    Other Information                                                21

Part  III
---------
Item  9     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With  Section 16(a) of the Exchange Act               21
Item  10    Executive  Compensation                                          21
Item  11    Security Ownership of Certain Beneficial Owners and Management   21
Item  12    Certain  Relationships  and  Related  Transactions               22
Item  13    Exhibits  and  Reports  on  Form  8-K                            22
Item  14    Principal Accountants Fees and Services                          22

Signatures                                                                   23

Certifications                                                               24

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
------------------------------------

CORPORATE  BACKGROUND

Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001.

Pursuant to an Agreement and Plan of Merger dated August 31, 2001, effective September 4, 2001 the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000 and merged with Cambridge (the "Merger").

The Company had 22,500,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled. Upon the effective date of the Merger, each Cambridge share of common stock was cancelled.

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

Pursuant to the Exchange certain shareholders of the Company agreed to cancel 9,500,000 pre-split shares of common stock and the Company agreed to issue 500,000 pre-split shares of common stock for fees.

On June 7, 2004 the Company completed a 1:75 reverse stock split. All shares and loss per share amounts are reported for the years 2004 and 2005 giving retroactive effect to the June 7, 2004 reverse stock split on a 1 for 75 basis.

Engine  Business
-----------------
The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans were put on hold due to lack of investor interest and funding. The company has written down its investment in the technology formerly owned by The Apache Motor Corp. to $1.

On June 8, 2004, the Company determined that it was unable to move forward in the development of The Apache Motor Corp's radial engine technology, unable to build the business, and could not raise the necessary funding to further the business plan; therefore the Company, with the consent of Robert Wither, cancelled 10,446,000 pre-split shares (139,280 post-split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the common stock issued to acquire Apache in 2001.

Funding  Its  Business  Plan
-----------------------------

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company, therefore, will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company at all.

Intellectual  Property
-----------------------

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the company's assets or concepts.

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

Employees
----------

Apache has no employees. In the past, the Company has relied upon its officers, directors and part-time outside consultants to further its affairs.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

The Company does not own any real property. The Company's registered address, which serves as the official address for the Company, is at 938 N. 200 Street, Suite B, Shoreline, WA 98133 where it shares office facilities under shared arrangements with a third party.


ITEM  3.  LEGAL  PROCEEDINGS
-----------------------------

To the knowledge of the company's executive management and directors, the Company is not party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
----------------------------------------------------------------------

On  June  7,  2004  the  Company  completed  a  1:75  reverse  stock  split.


                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001.

Pursuant to an Agreement and Plan of Merger dated August 31, 2001, effective September 4, 2001 the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 shares of common stock of the Company plus $35,000 and merged with Cambridge (the "Merger").

The Company had 22,500,000 shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled. Upon the effective date of the Merger, each Cambridge share of common stock was cancelled.

Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company. The Company chose to adopt its own year end of February 28 and is reporting accordingly (the year end of Cambridge was also February 28)

Pursuant to a voluntary share exchange (the "Exchange") that took place on September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. For accounting purposes the accounting records of Apache became the accounting records of the Company commencing from April 2, 1999, the date of inception of Apache.

The Company's common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol APHC on May 11, 1998. On June 7, 2004 the Company completed a 1:75 reverse stock split and currently trades under the symbol ACHO.

All loss per share amounts are reported for the years 2004 and 2005 giving retroactive effect to the June 7, 2004 reverse stock split on a 1 for 75 basis.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated.Such prices are inter dealer prices without retail mark ups, mark downs or commissions and may not represent actual transactions.

QUARTER  ENDED                     HIGH               LOW
(Post  reverse  split  prices)

February  28,  2003               0.002               0.002

May  31,  2003                    0.008               0.008
August  31,  2003                 0.01                0.01
November  30,  2003               0.001               0.001
February  28,  2004               0.001               0.001
May  31,  2004                    0.000               0.000
August  31,  2004                 0.002               0.002
November  30,  2004               0.004               0.002
February  28,  2005               0.007               0.007

The Company has not paid dividends in prior years and has no plans to pay dividends in the near future. The Company intends to reinvest its earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On May 3, 2004 the Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 (pre-split) shares (266,667 post-split) of common stock of the company previously issued in trust for Manter subject to a performance agreement; on April 16, 2004 the Company issued 48,430,400 pre-split (645,739 post-split) of its common shares in settlement of $242,152 in promissory notes payable and on June 8, 2004 cancelled the total amount of 10,446,000 (pre-split) (139,280 post-split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the shares of common stock issued to acquire Apache in 2001 (note 1). After the issuance of 48,430,400 common shares mentioned above, the Board of Directors approved a 1:75 reverse stock split. The Company reissued the 5,004,000 (pre-split) (66,720 post-split) common shares cancelled during the year.

On June 7, 2004 the Company completed a 1:75 reverse stock split. All share and per share amounts for all periods presented herein have been restated to reflect the reverse stock split.

On July 1, 2004 the Company issued 350,000 shares of common stock to each of its three directors (for a total of 1,050,000 shares of common stock) in remuneration for services rendered to the company and fairly valued at $3,500 to each director; issued 250,000 shares of common stock to a former director for services rendered and fairly valued at $2,500 and issued 307,220 post split) share of common stock valued at $0.01 per share as settlement of debt and accounts payable incurred for services previously rendered.

On November 12, 2004 the Company issued 650,000 (post split) shares of common stock fairly valued at $6,500 to each of its prior three directors (for a total of 1,950,000) post split shares of common stock) in remuneration for services rendered to the company; issued 3,600,000 post split shares of common stock, fairly valued at $36,000 to a former director for services rendered; issued 9,970,500 post split shares of common stock valued at $0.01 per share as settlement of debt and issued 6,521,497 post split shares of common stock also valued at $0.01 as settlement of accounts payable incurred for services previously rendered.

Subsequent to the year ended February 28, 2005, the Company cancelled 2,548,000 post split shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATION
---------

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

Plan  of  Operation
-------------------

During the period from April 2, 1999 (date of inception of Vitaminoverrun.com Corp.) through February 28, 2005, the Company engaged in no significant operations other than organization activities and research and development. The Company received no revenues. For the year ended February 28, 2005, the company incurred a loss in the amount of $220,651, compared to a loss of $333,363 in the previous year. Most of the expenses incurred both years were for office and administrative and consulting fees provided to the Company for the purpose of increasing the Company's business presence and effort to develop its business plan. For the 2004 and 2005 fiscal years, the Company expended $55,993 in 2004 and $71,383 in 2005 for office and administration costs, $nil in 2004 and $12,452 in 2005 for research and development costs, plus $30,714 in 2004 and $98,483 in 2005 for professional and consulting costs.


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

Liquidity  and  Capital  Resources
----------------------------------

The Company has financed its expenses and costs thus far through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the company. As of February 28, 2005, the company had a working capital deficit of $68,562 compared to a working capital deficit of $326,555 at February 28, 2004. The company plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

For the most recent fiscal year, 2005, the Company incurred a loss in the amount of ($220,651) compared to a loss of ($333,363) in 2004. Both years' losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from April 2, 1999 (date of incorporation) through February 28, 2005, the Company has incurred an accumulated net loss of ($1,117,547), has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.


No material commitments for capital expenditures were made during the years ended February 28, 2005 or 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,117,547 for the period from Inception, April 2, 1999 to February 28, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company anticipates expenditures for the year ended February 2006 to be $165,000 and it is anticipated this will be financed through ongoing cash from a business to be acquired.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     i. In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

     ii On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

     iii. On May 15, 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The adoption of Statement 150 on June 1, 2003 did not have any impact on its consolidated financial position, results of operations or cash flows.

     iv. In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

     v. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied

Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

     vi. In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently uses the intrinsic value method.



ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Report  of  Independent  Registered  Public  Accounting  Firm              10

Balance  Sheets  as  at  February  28,  2005  and  2004                    11

Statements of Operations for the years ended February 28, 2005 and 2004, and for the period from April 2, 1999 (Date of Inception)
to February 28, 2005                                                       12

Statement of Changes in Stockholders' (Deficit) Equity for the period from
April 2, 1999 (Date  of  Inception) to February 28, 2005                   13

Statement of Cash Flows for the years ended February 28, 2005, and 2004, and for the Period from April 2, 1999 (Date of Inception)
to February 28, 2005                                                       14

Notes  to  Financial  Statements                                           15

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF
 APACHE  MOTOR  CORPORATION
(A  Development  Stage  Company)

We have audited the balance sheets of Apache Motor Corporation (a development stage company) as at February 28, 2005 and 2004, and the statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended February 28, 2005 and 2004, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through February 28, 2005 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (PCAOB) of the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2005 and 2004 and the results of its operations and its cash flows for the two years ended February 28, 2005 and 2004 and the cumulative totals for the development stage operations from April 2, 1999 (inception) through February 25, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




"Pannell  Kerr  Forster"
/s/
Chartered  Accountants
(registered  with  the  PCAOB  as  "Smythe  Ratcliffe")

Vancouver,  Canada
July  13,  2005




Apache Motor Corporation
(A Development Stage Company)
BALANCE SHEETS (NOTE 1)
February 28
(U.S. Dollars)
                                                                                      2005        2004
                                                                               ------------  ----------


ASSETS
Current
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,775   $       -
                                                                               ------------  ----------
                                                                                     5,775           -
Deposit for Manter acquisition - (note 1(a)). . . . . . . . . . . . . . . . .            -      20,000
                                                                               ------------  ----------
                                                                                     5,775      20,000

Technology rights (note 2(m)) . . . . . . . . . . . . . . . . . . . . . . . .            1           1
                                                                               ------------  ----------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,776   $  20,001
                                                                               ------------  ----------

LIABILITIES
Current

    Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . .  $    55,892   $  84,403

    Promissory notes payable (note 2(n)). . . . . . . . . . . . . . . . . . .       18,445     242,152
                                                                               ------------  ----------

                                                                                    74,337     326,555
                                                                               ------------  ----------

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred Stock
    Authorized
        20,000,000 shares of preferred stock with a par value of $0.001 each
Common Stock
    Authorized
      100,000,000 shares of common stock with a par value of $0.001 each
    Issued and outstanding
        27,105,344 shares of common stock . . . . . . . . . . . . . . . . . .       24,557      45,096
                (601,280 - February 28, 2004)
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    1,021,881     589,741
Deficit accumulated during the development stage. . . . . . . . . . . . . . .   (1,117,547)   (896,896)
                                                                               ------------  ----------
    Total Stockholders' (Deficit) Equity. . . . . . . . . . . . . . . . . . .      (68,561)   (306,554)
                                                                               ------------  ----------

Total Liabilities and Stockholders' Equity (Deficit). . . . . . . . . . . . .  $     5,776   $  20,001
                                                                               ------------  ----------



See  notes  to  financial  statements.


Apache  Motor  Corporation
(A  Development  Stage  Company)
STATEMENTS  OF  OPERATIONS
For  the  years  ended  February  28,  2005,  and  2004,
and  for  the  period  from  April  2,  1999  (Date  of  Inception)  to  February  28,  2005
(U.S.  Dollars)




                                                                                             From
                                                                                    April 2, 1999
                                                                                            (Date
                                                                                     of Inception)
                                                                                   to February 28,
                                                                2005        2004             2005
Expenses
    Amalgamation and merger costs. . . . . . . . .  $                  $       -      $   135,000
    Research and development . . . . . . . . . . .            12,452           -           90,265
    Professional and consulting fees . . . . . . .            98,483      30,714          185,749
    Office and administration. . . . . . . . . . .            71,383      55,993          342,483
    Telephone. . . . . . . . . . . . . . . . . . .                                         34,600
    Directors Compensation . . . . . . . . . . . .            30,000           -           30,000
    Marketing. . . . . . . . . . . . . . . . . . .             8,333           -            8,333
    Entertainment and travel . . . . . . . . . . .                 -           -           10,443
    Depreciation and amortization. . . . . . . . .                 -           -            9,694
                                                           ---------    --------       ----------

Loss before other item . . . . . . . . . . . . . .           220,651      86,707          846,567

    Write down of technology rights
    and disposal of subsidiary (note 2(l)) . . . .                       246,656          270,980
                                                           ---------    --------       ----------

Net Loss . . . . . . . . . . . . . . . . . . . . .         $(220,651)  $(333,363)     $(1,117,547)
                                                           ---------    --------       ----------

Basic and Diluted net loss per share . . . . . . .  $          (0.01)  $   (0.69)


Shares Used in Basic and Diluted
Loss Per Share Computation . . . . . . . . . . . .        24,557,334     483,324
                                                           ---------    --------       ----------


See notes to financial statements.

                                       12

Apache Motor Corporation
A Development Stage Company
Statement of Changes in Stockholders' Equity (Deficit)
Year Ended February 28
(Unaudited)
U.S. dollars


                                                                                       Deficit
                                                                                     Accumulated
                                                         Additional      Other       During the    Total Stockholder's
                                                          Paid-in    Comprehensive   Development    Equity (Deficit)
                                   Shares      Amount     Capital       Income          Stage
                              -----------  ----------  ----------    -------------   -----------    -------------
Inception                               0           0           0                0            0               0
                              -----------  ----------  ----------    -------------   -----------    -------------
Issuances:
   For organizational cost         33,333       2,500           0                0            0           2,500
                              -----------  ----------  ----------    -------------   -----------    -------------
   For license                     26,667       2,000           0                0            0           2,000
                              -----------  ----------  ----------    -------------   -----------    -------------
Net loss                                0           0           0                0     (111,069)       (111,069)
                              -----------  ----------  ----------    -------------   -----------    -------------
Other comprehensive income
(loss)                                  0           0           0          (14,700)           0         (14,700)
                              -----------  ----------  ----------    -------------   -----------    -------------
Additional paid in capital on
merger                                  0           0     372,667                0            0         372,667
                              -----------  ----------  ----------    -------------   -----------    -------------
Balance- February 28, 2001         60,000       4,500     372,667          (14,700)    (111,069)        251,398
Forward split 5 for 1             240,000      18,000     (18,000)               0            0               0
Issuances:
  To become preferred
  customer                            667          50           0                0            0              50
  To acquire Cambridge
  Creek Properties, Ltd.              667          50           0                0            0              50
  To acquire the Apache
  Motor Corp.                     220,000      16,500           0                0            0          16,500
Share issuance by subsidiary                        0     126,575                0                      126,575
Cancellation                     (126,667)     (9,500)      9,500                0            0               0
Issuance:
  For services                      6,667         500      49,500                0            0          50,000
Other comprehensive income
(loss)                                  0           0           0          (22,438)           0         (22,438)
Net loss                                0           0           0                0     (258,548)       (258,548)
                              -----------  ----------  ----------    -------------   -----------    -------------
Balance - February 28, 2002       401,334      30,100     540,242          (37,138)    (369,617)        163,587
Other comprehensive income
(loss)                                  0           0           0          (10,945)           0         (10,945)
Net loss                                0           0           0                      (193,916)       (193,916)
                              -----------  ----------  ----------    -------------   -----------    -------------
Balance-February 28, 2003         401,334      30,100     540,242          (48,083)    (563,533)        (41,274)
Issuance:
  To acquire Manter
  Developments Inc.               266,667      20,000           0                0            0          20,000
Cancellation                      (66,720)     (5,004)      5,004                0            0               0
Net loss                                0           0           0                0     (333,363)       (333,363)
Adjustment for reverse split            0     (44,495)     44,495                0            0               0
Other Comprehensive
Income                                  0           0           0           48,083            0          48,083
                              -----------  ----------  ----------    -------------   -----------    -------------

Balance-February 28, 2004         601,280      $  601   $ 589,741                0    $(896,896)      $(306,554)

Issuance of common stock for:
 promissory notes                 645,739         646     241,506                0            0         242,152
 director's compensation        1,050,000       1,050       9,450                0            0          10,500
 services                       5,800,000       5,800      52,200                0            0          58,000
 debt settlement               16,799,217      19,347     148,645                0            0         167,992
 cancellation of Manter
 agreement                       (266,667)       (267)    (19,733)               0            0         (20,000)
 reissuance of common stock
 previously cancelled              66,720          67         (67)               0            0
 shares issued in error         2,548,335           0           0                0            0               0
Net loss                                0           0           0                      (220,651)        (220,651)
                              -----------  ----------  ----------    -------------   -----------    -------------
Balance, Feb 28, 2005          27,105,344.    $27,105  $1,021,881                   $(1,117,547)      $  (68,561)
                              -----------  ----------  ----------    -------------   -----------    -------------


Apache Motor Corporation
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the years ended February 28, 2005 and 2004, and for the Period from
April 2, 1999 (Date of Inception) to February 28, 2005
(U.S. Dollars)
                                                                                                                   From
                                                                                                          April 2, 1999
                                                                                                               (Date of
                                                                                                              inception)
                                                                                                       to Feb. 28, 2005
                                                                          -----------     -----------  ----------------
                                                                              2005            2004
                                                                          -----------     -----------  ----------------

Operating activities
    Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (220,651)     $ (333,363)     $  (1,117,547)
    Adjustments to reconcile net
      (loss) to net cash provided by
      (used by) operating activities . . . . . . . . . . . . . . . . . .                           0              7,600
    Non cash expense depreciation. . . . . . . . . . . . . . . . . . . .                           0              9,694
         - technology rights expensed. . . . . . . . . . . . . . . . . .                     246,656            246,656
         - shares for services . . . . . . . . . . . . . . .                  68,500               0            118,500
         - shares for license and start-up costs . . . . . . . . . . . .                           0              (4500)
Change in operating assets & liabilities . . . . . . . . . . . . . . . .     157,926          85,931            251,721
                                                                          -----------     -----------  ----------------
Net cash provided by (used in)
    operating activities . . . . . . . . . . . . . . . . . . . . . . . .       5,775            (776)          (487,876)
                                                                          -----------     -----------  ----------------
Investing Activities
    Capital assets acquired. . . . . . . . . . . . . . . . . . . . . . .                                         (5,590)
                                                                          -----------     -----------  ----------------
Financing Activities

Cash from issuance of stock. . . . . . . . . . . . . . . . . . . . . . .     157,135               0            499,242
                                                                          -----------     -----------  ----------------
Inflow (outflow) of cash . . . . . . . . . . . . . . . . . . . . . . .         5,775            (776)             5,775

Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . .           0             776                  0
                                                                          -----------     -----------  ----------------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    5,775      $        0       $      5,775
                                                                          -----------     -----------  ----------------
Supplemental information
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        0      $        0
   Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        0      $        0
   Non cash investing and financing activity
   Shares issued for proposed          . . . . . . . . . . . . . . . . .
   Acquisitions                                                           $               $   20,000
   Shares issued for debt          . . . . . . . . . . . . . . . . . . .  $  410,144      $        0
   Share Issuance for Director's
   Compensation                        . . . . . . . . . . . . . . . . .  $   10,500      $        0
   Shares for services                         . . . . . . . . . . . . .  $   58,000      $        0
   Cancellation of shares
   re: Manter Agreement              . . . . . . . . . . . . . . . . . .  $  (20,000)     $        0

See notes to financial statements.

Apache  Motor  Corporation
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Year  Ended  February  28,  2005,  2004  and  2003

1.     NATURE  OF  OPERATIONS  AND  BASIS  OF  PRESENTATION

a)  Organization

Apache Motor Corporation ("The Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001.

Pursuant to an Agreement and Plan of Merger effective September 4, 2001 the Company acquired all of the outstanding shares of common stock of Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation, from the shareholders of Cambridge in an exchange for an aggregate of 50,000 pre-split shares of common stock of the Company plus $35,000 and merged with Cambridge (the "Merger").

The Company had 22,500,000 pre split shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 pre split shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled.

Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company. The Company chose to adopt its own year end of February 28 and is reporting accordingly (the year end of Cambridge was also February 28.)

Pursuant to an Agreement and Plan of Exchange the "Exchange") effective September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 pre split shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the exchange, certain shareholders of the Company agreed to cancel 9,500,000 pre-split shares of common stock of the Company and the Company agreed to issue 500,000 pre-split shares of common stock for fees.

On October 24, 2003, The Apache Motor Corp. transferred all rights to the technology to the Company. Concurrently, Robert Wither agreed to return the 10,466,000 pre-split (139,280 post split) shares that he had received from the Company for cancellation and the Company disposed of its shares in The Apache Motor Corp. to Robert Wither in conjunction with the cancellation of his shares in the Company. The Company retained the asset and returned the shares of the subsidiary to the original owners.

On May 3, 2004 the Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 20,000,000 (pre-split) shares (266,667 post-split) of common stock of the company previously issued in trust for Manter subject to a performance agreement.

On April 16, 2004, the Company issued 48,430,400 pre-split (645,739 post-split) of its common shares in settlement of $242,152 in promissory notes payable and approved the issuance of 4,000,000 pre-split (53,333 post-split) of common stock to 3D Environment Technology for services rendered, in payment for work completed specifically for acquisitions to be made by the Company.

After the issuance of 48,430,400 common shares mentioned above, May 3, 2004 the Board of Directors approved a 1:75 reverse stock split. The Company reissued the 5,004,000 (pre-split) (66,720 post-split) common shares cancelled during the year.

On June 7, 2004 the Company completed a 1:75 reverse stock split. All share and per share amounts for all periods presented herein have been restated to reflect the reverse stock split.

On June 8, 2004, the Company cancelled the total amount of 10,446,000 (pre-split) (139,280 post-split) shares of common stock of the Company previously issued to Robert Wither and his associated company as part of the shares of common stock issued to acquire Apache in 2001 (note 1).

On July 1, 2004 The Company issued 350,000 shares of common stock to each of its three directors (for a total of 1,050,000 shares of common stock) in remuneration for services rendered to the company and fairly valued at $3,500 to each director; issued 250,000 shares of common stock to a former director for services rendered and fairly valued at $2,500 and issued 307,220 shares of common stock valued at $0.01 per share as settlement of debt and accounts payable incurred for services previously rendered.

On November 12, 2004 the Company issued 650,000 shares of common stock fairly valued at $6,500 to each of its prior three directors (for a total of 1,950,000 shares of common stock) in remuneration for services rendered to the company; issued 3,600,000 shares of common stock, fairly valued at $36,000 to a former director for services rendered; issued 9,970,500 shares of common stock valued at $0.01 per share as settlement of debt and issued 6,521,497 shares of common stock also valued at $0.01 as settlement of accounts payable incurred for services previously rendered.

Subsequent to the year ended February 28, 2005, the Company cancelled 2,548,000 shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

b)  Development  State  Activities

To date, the Company's only activities have been organization, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun.

c)  Going  Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,117,547 for the period from Inception, April 2, 1999 to February 28, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.


a)  Organization  and  Start  Up  Costs

Costs of start up activities, including organization costs are expensed as incurred.

b)  Development  Stage  Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

c)  Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

d)  Basis  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the net loss per share computation.

e)  Income  Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

The  Company  is  in  the  process  of  filing  income  tax  returns.

f)  Financial  Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and loans payable.

It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

g)  Stock  Based  Compensation

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in "Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 - "Accounting for Stock Based Compensation". The Company feels that this will have an impact on the Company to the extent that it grants options to its directors and employees.

h)  New  Accounting  Standards

RECENT  ACCOUNTING  PRONOUNCEMENTS

i. In January 2003 the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

ii. On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

iii. On May 15, 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The adoption of Statement 150 on June 1, 2003 did not have any impact on its consolidated financial position, results of operations or cash flows.

iv. In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

v. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

vi. In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

vii. In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company currently uses the intrinsic value method.

i)     Foreign  Currency  Translation

a) Amounts recorded in foreign currency are translated into U.S. dollars as flows;

(i)Assets and liabilities at the rate of exchange in effect as at the balance sheet, date; and

ii)Revenues and expenses at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are included in income.

j)  Basis  of  Presentation

The financial statements are prepared using the accrual basis of accounting, whereby income is recorded as earned and expenses are recorded as incurred.

All share and per share amounts have been restated to reflect the 1:75 reverse stock split which occurred June 7, 2004.

k)  Technology  Rights

The Company, via its former subsidiary, acquired technology rights related to a radial engine design. As consideration for the purchase of these rights by the subsidiary, the vendor of the rights was issued common shares of the subsidiary company. As a result of the acquisition of the subsidiary company, the original vendor of the rights held 10,620,000 pre-split shares of the Company (10,446,000 pre-split shares were subsequently cancelled). Management of the Company evaluated the carrying value of the technology rights and felt that there was an impairment to their value and accordingly wrote them down to a nominal value of $1 by a charge to operations during the year ended February 2004.

l)  Financial  Instruments

The Company's financial instruments include cash, accounts payable and accrued liabilities, promissory notes payable, and amounts due to Company Officers. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.

3.        TECHNOLOGY

The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor interest and funding. The Company has written down its investment in the technology formerly owned by The Apache Motor Corp. to $1. There are no funding possibilities known to the Company at this time.

At  February  28,  2005, the  carrying  value  of  the  radial engine was $1.00.

4.       SHARE  CAPITAL

a)  Issued  Shares

On  June  7,  2004,  the  Company's  completed  a  1:75  reverse  stock  split.

All share and per share amounts for the year ended February 28, 2005 and comparative figures have been restated to reflect the reverse stock split unless otherwise indicated.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common shares remained unchanged at 100,000,000.


    2004
    Issuance:
     To  acquire  Manter
     Developments  Inc.                  266,667            $     267
    Cancellation                         (66,720)                 (67)
                                         -----------------------------

    2005
    Issuance  of  common  stock
    for  promissory  notes settlement    645,739            $ 242,152
    Issuance  of  common  stock
    for  director's  compensation      1,050,000            $  10,500
    Issuance  of  common  stock
    for  service                         250,000            $   2,500
    Issuance  of  common  stock
    for  debt                            307,220            $   3,072
    Issuance  of  common  stock
    for  services                      5,550,000            $  55,500
    Issuance  of  common  stock
    for  debt                         16,491,997            $ 164,920
    Cancellation  of  Manter
    agreement (post-split)              (266,667)           $    (267)
    Can.  of  Com.  Shares  on
    disposal  subsidiary                (139,280)           $    (139)
    -Reissuance  of  common
    stock  previously  cancelled          66,720            $      67
    Double  issued  shares  to  be
    cancelled (Note 8)                 2,548,335            $  25,483

5.        RELATED  PARTY  TRANSACTIONS
On December 1, 2004, the Board of Directors approved the formation of a Nevada subsidiary company - 3D Motors Inc.. Dan Goldman was appointed President and Director of 3D Motors. Inc. Dan Goldman was CEO and Director of Apache Motor Corporation from May 6, 2004 - December 2, 2004.

Dan Goldman continues to work with the Company (not as a Director) and acts as a consultant and advises the Company on corporate and technology matters.

Subsequent to the year end, the Company cancelled all shares issued to Dan Goldman, a former Director of Apache Motor Corporation


6.        NOTES  PAYABLE

                                                      2005            2004
                                                      ----            ----
     Promissory notes payable                      $18,445        $242,152
                                                    ------         -------

7.     INCOME  TAXES

The Company has operating losses which may be carried forward to apply against future year's taxable income. The components of future income tax assets are as follows:


                                                 ----------           --------
                                                      2005            2004
                                                 ----------           --------
Future  income  tax  assets
  Non-capital loss carry forwards                $1,117,547           $896,896
  Approximate  tax  rate                                 35%                35%
                                                 ----------           --------
                                                    391,141            313,914
Valuation  allowance                               (391,141)          (313,914)
                                                 ----------           --------
                                                     $0                 $0
                                                 ----------           --------

8.        SUBSEQUENT  EVENTS

Subsequent to the year ended February 28, 2005, the Company cancelled 2,548,000 shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES
------------------------------------

     Evaluation  of  Disclosure  Controls  and  Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on form 10-KSB. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are not effective and not designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time period. In response to the observations made by the auditors, the Company will proceed more expeditiously with its existing plan to enhance the Company's internal controls and procedures, which it believes addresses each of the matters raised by the auditors.


In connection with its audit of the Company's financial statements for the year ended February 28, 2005, the company's independent accountants (the "Auditors") advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. The auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

     Changes  in  Internal  Controls.

We enhanced our internal control procedures in May 2005 by adding a part-time dedicated accountant with more than three years work experience. Her responsibilities include preparation of the Company's financial statements on a quarterly and annual basis and preparation of budget-to-actual analyses on a quarterly basis. We believe that the addition of this resource will further enhance the Company's internal control over financial reporting in the near term, which management will continue to monitor on a regular basis.

The Company is in the process of adding in several executives in management positions including management with specific business and financial expertise. Management is also looking to add new members to its' Board of Directors. The Company is in the process of negotiating a financing that will allow the Company to hire more full-time personnel and set up long term corporate facilities. The Company has been negotiating to finalize an acquisition with proven revenues over the last several years.


ITEM  8B.   OTHER  INFORMATION
------------------------------

     None.

There are no reportable disagreements on accounting or financial disclosure issues.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS:
COMPLIANCE WITH  SECTION  16A  OF  THE  EXCHANGE  ACT
-----------------------------------------------------


This table sets forth the name, age and position of each director and executive officer of the Company :

NAME                    AGE     POSITION
----                    ---     --------

Adam  Jenn              47      President,  Secretary,  and  a Director


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

At February 28, 2005, none of the directors received any remuneration from the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of February 28, 2005 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                              PERCENTAGE  OF
Name  and  Position              NUMBER  OF  SHARES           OUTSTANDING SHARES

Adam Jenn, President, Director        1,000,000                3.7%  director

ALL  EXECUTIVE  OFFICERS  AND
DIRECTORS  AS  A  GROUP (1 person)    1,000,000                3.7%

CHANGE  IN  CONTROL

The Company is not aware on any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the company has not received notice of any such effort.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No transactions with management or other parties occurred during the year that would otherwise be reported under this section.


                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

EXHIBITS:  None.

REPORTS  ON  FORM  8-K:

2004-12-22

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

Table of Audit Fees paid to Pannell Kerr Forster.

Pannell Kerr Forster  Audit Services  Audit Related Fees  Tax Fees  Other Fees
--------------------  --------------  ------------------  --------  ----------
2004 . . . . . . . .        7,000                   0         0           0
--------------------  --------------  ------------------  --------  ----------
2005 . . . . . . . .       18,684                   0         0           0
--------------------  --------------  ------------------  --------  ----------



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

APACHE  MOTOR  CORPORATION

By:     /s/  Adam  Jenn               Date:  July  13,  2005
        ---------------               ----------------------
       Adam  Jenn,  President  and  Director

CERTIFICATIONS  OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     Exhibit  31.1

                                 CERTIFICATIONS

I,  Adam  Jenn,  certify  that

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Apache  Motor
Corporation.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

July  13  2005
/s/  Adam  Jenn
 ---------------
Adam  Jenn
Acting  Chief  Executive  Officer

CERTIFICATIONS  OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit  31.2

                                 CERTIFICATIONS

I,  Adam  Jenn,  certify  that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  Apache  Motor
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

July  13,  2005
/s/  Adam  Jenn
-------------------------
Adam  Jenn,
Acting  Chief  Financial  Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Apache Motor Corporation a Nevada corporation (the "Company"), on Form 10-KSB for the fiscal year ended February 28, 2005, as filed with the Securities and Exchange Commission (the "Report"), Adam Jenn, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:      /s/  Adam  Jenn
          ---------------

 Name:    Adam  Jenn

 Title:   Acting  Chief  Executive  Officer

 Date:    July  13,  2005

[A signed original of this written statement required by Section 906 has been provided to Apache Motor Corporation and will be retained by Apache Motor Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.2

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Annual Report of Apache Motor Corporation, a Nevada corporation (the "Company"), on Form 10-KSB for the fiscal year ended February 28, 2005, as filed with the Securities and Exchange Commission (the "Report"), Adam Jenn, Acting Chief Financial Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


 By:      /s/  Adam  Jenn
          ---------------

 Name:    Adam  Jenn

 Title:   Acting  Chief  Financial  Officer

 Date:    July  13,  2005

[A signed original of this written statement required by Section 906 has been provided to Apache Motor Corporation and will be retained by Apache Motor Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]