Form 10QSB
period 2005-05-31
APACHE MOTOR CORP
filed 2005-08-01
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   For the quarterly period ended May 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                        For the transition period from to
                        Commission file number: 000-33149
                                                ---------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 29, 2005, the Issuer had 11,870,733 shares of common stock, par value $0.001, issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [x]

Transitional  Small  Business  Issuer  Format     Yes  (  )    No  (X)

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying balance sheets of Apache Motor Corporation (a development stage company) as at May 31, 2005, and the statements of operations and cash flows for the three months ended May 31, 2005 and 2004, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through May 31, 2005 have been prepared by Apache Motor Corporation's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.



Operating results for the quarter ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.
                  Balance  Sheets                                            4
                  Statements  of  Operations                                 5
                  Statement  of  Cash  Flows                                 6
                  Notes  to  Financial  Statements                           7

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
                  Plan  of  Operations                                       9
                  Liquidity  and  Capital  Resources                        10
                  Special  Note  Regarding  Forward  Looking  Statements    10

ITEM  3.  CONTROLS  AND  PROCEDURES

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS                                                11

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS                   11

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                                11

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       11

ITEM  5.  OTHER  INFORMATION                                                11

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                             11

SIGNATURES                                                                  12

CERTIFICATIONS                                                              13




Apache Motor Corporation
(A Development Stage Company)
BALANCE SHEETS
As at May 31, 2005 and February 28, 2005
U.S. Dollars

                                                                            May 31,      February 28,
                                                                              2005           2005
(Unaudited)
ASSETS
Current
Cash                                                                      $       803   $       5,775
                                                                          ------------  --------------
                                                                                  803           5,775
Technology rights (note 2(j))                                                       1               1
                                                                          ------------  --------------

          Total Assets                                                    $       804   $       5,776
                                                                          ------------  --------------

LIABILITIES
Current
Accounts payable and accrued liabilities                                  $    60,791   $      55,892
Promissory notes payable (note 6)                                              23,445          18,445
                                                                          ------------  --------------
           Total Current Liabilities                                           84,236          74,337
                                                                          ------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
    Authorized
   20,000,000 shares of preferred stock with a par value of $0.001 each
Common Stock
  Authorized
  100,000,000 shares of common stock with a par value of $0.001 each
  Issued and outstanding
   27,105,344 shares of common stock                                           27,105          27,105
Additional paid in capital                                                  1,021,881       1,021,881
Deficit accumulated during the development stage                           (1,132,418)     (1,117,547)
                                                                          ------------  --------------
    Total Stockholders' Equity (Deficit)                                      (83,432)        (68,561)
                                                                          ------------  --------------
          Total Liabilities and Stockholders' Equity (Deficit) . . . . .  $       804   $       5,776

(The  accompanying  notes  are  an  integral  part  of the financial statements)




Apache Motor Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended May 31, 2005 and 2004, and for the period from April 2, 1999 (Date of Inception) to May 31, 2005
(Unaudited)
U.S. Dollars

                                                                                                           From
                                                                                                  April 2, 1999
                                                                                         (Date of Inception) to
                                                                  Three Months Ended               May 31, 2005
                                                               -------------------------         --------------
                                                               2005                 2004
Expenses
    Amalgamation and merger costs. . . . . . . . . . .  $             0   $           0             $   135,000
    Research and development . . . . . . . . . . . . .                0               0                  90,265
    Professional and consulting fees . . . . . . . . .            1,228           6,450                 186,977
    Office and administration. . . . . . . . . . . . .           13,643          16,750                 356,126
    Telephone. . . . . . . . . . . . . . . . . . . . .                0               0                  34,600
    Directors Compensation . . . . . . . . . . . . . .                0               0                  30,000
    Marketing. . . . . . . . . . . . . . . . . . . . .                0               0                   8,333
    Entertainment and travel . . . . . . . . . . . . .                0               0                  10,443
    Depreciation and amortization. . . . . . . . . . .                0               0                   9,694
------------------------------------------------------  ----------------  --------------           -------------
Loss before other item . . . . . . . . . . . . . . .            (14,871)        (23,200)               (861,438)

    Write down of technology rights
    and disposal of subsidiary (note 2(j)) . .                        0               0                 270,980

Net loss for the period. . . . . . . . . . . .          $       (14,871)  $     (23,200)            $(1,132,418)
------------------------------------------------------  ----------------  --------------           -------------

Net loss per share . . . . . . . . . . . . . .          $         (0.00)  $       (0.03)
------------------------------------------------------  ----------------  --------------           -------------
Weighted Average Number of
Shares Outstanding . . . . . . . . . . . . . .                27,105,344         731,658
------------------------------------------------------  ----------------  --------------           -------------

 (The  accompanying  notes  are  an  integral  part of the financial statements)




Apache Motor Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2005 and 2004, and for the period from April 2, 1999 (Date of Inception) to May 31, 2005
(Unaudited)
U.S. Dollars

                                                                                                           From
                                                                                                  April 2, 1999
                                                                                         (Date of Inception) to
                                                                  Three Months Ended               May 31, 2005
                                                               -------------------------         --------------
                                                               2005                 2004
Operating activities
    Net (loss)                                          $   (14,871)       $     (23,200)         $  (1,132,418)
    Adjustments to reconcile net
      (loss) to net cash
      (used by) operating activities                              0                    0                  7,600
    Non cash expense
         - depreciation                                           0                    0                  9,694
         - technology rights expensed                             0                    0                246,656
         - shares for services                                    0                    0                118,500
         - shares for license and start-up costs                  0                    0                 (4,500)
Change in operating assets & liabilities                      9,899              (23,200)               261,619
                                                         ----------             --------              ---------
Net cash (used in)
    operating activities                                     (4,972)                   0               (492,849)
                                                         ----------             --------              ---------
Investing Activities
    Capital assets acquired                                       0                    0                 (5,590)
                                                         ----------             --------              ---------
Financing Activities
Cash from issuance of stock                                       0                    0                499,242
                                                         ----------             --------              ---------
Inflow (outflow) of cash                                     (4,972)                   0                    803

Cash, beginning of period                                     5,775                    0                      0
                                                         ----------             --------              ---------
Cash, end of period                                     $       803        $           0            $       803
                                                         ----------             --------              ---------
Supplemental information

   Interest paid                                        $         0        $           0

   Taxes paid                                           $         0        $           0
   Non cash investing and financing activity:

     Shares issued for debt                             $         0        $     242,152

    (The accompanying notes are an integral part of the financial statements)





Apache  Motor  Corporation
(a  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
Three  Months  Ended  May  31,  2005
(Unaudited)
U.S.  Dollars

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

The Company had 22,500,000 pre-split shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 pre-split shares issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled.

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

On June 7, 2004 the Company completed a 1:75 reverse stock split. All share and per share amounts for all period presented herein have been restated to reflect the reverse stock split.

Subsequent to the quarter ended May 31, 2005, the Company cancelled 2,548,000 shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

 b)      Development  Stage  Activities

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,132,418 for the period from Inception, April 2, 1999 to May 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

d)  Basic  and  Diluted  Loss  Per  Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2005, the Company has no stock equivalents that were anti-dilutive and excluded in the net loss per share computation.

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

iii. On May 15, 2003 the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The adoption of Statement 150 on June 1, 2003 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

iv. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

v. In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

vi. In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the next fiscal year that begins after December 15, 2005. The Company currently uses the intrinsic value method.

i)  Foreign  Currency  Translation

     a) Amounts recorded in foreign currency are translated into U.S. dollars as follows:

          (i) Assets and liabilities at the rate of exchange in effect as at the balance sheet, date; and

          ii) Revenues and expenses at the average rate of exchange for the year.


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

l)  Financial  Instruments

The Company's financial instruments include cash, accounts payable, accrued liabilities, and promissory notes payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value.


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

     At  May  31,  2005,  the  carrying  value  of  the  radial engine was $1.00


4.       SHARE  CAPITAL

a)          Issued  Shares

On  June  7,  2004,  the  Company  completed  a  1:75  reverse  stock  split.

All share and per share amounts for the three months ended May 31, 2005 and comparative figures have been restated to reflect the reverse stock split unless otherwise indicated.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common stock remained unchanged at 100,000,000.

There were no common stock issuances during the quarter ended May 31, 2005.



5.        RELATED  PARTY  TRANSACTIONS
On December 1, 2004, the Board of Directors approved the formation of a Nevada subsidiary company - 3D Motors IncDan Goldman was appointed President and Director of 3D Motors. Inc. Dan Goldman was CEO and Director of Apache Motor Corporation from May 6, 2004 - December 2, 2004.

Dan Goldman continues to work with the Company (not as a Director) and acts as a consultant and advises the Company on corporate and technology matters.

Subsequent to the quarter ended May 31, 2005, the Company cancelled 1,000,000 shares issued to Dan Goldman, a former Director of Apache Motor Corporation.


6.     NOTES  PAYABLE

Advances from officers/stockholders are unsecured and non-interest bearing with no fixed terms of repayment.


7.        SUBSEQUENT  EVENTS

Subsequent  to  the  quarter  ended  May 31, 2005:

a) the Company cancelled 106,311 shares of common stock previously issued as part of the acquisition of Apache Motor Corp., as the company was unable to build the and along with the Company's earlier decision to cancel Mr. Wither''s shares of common stock of the Company previously issued to Robert Wither and his associated shareholders as part of the common stock issued to acquire Apache in 2001;

b) the Company cancelled 2,548,000 shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered;

c) the Company cancelled 11,580,300 shares of common stock previously issued for debt being reinstated on the Company''s financial statements as loans payable;

d) the Company cancelled 1,000,000 shares of common stock previously issued to Dan Goldman for services rendered.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended May 31, 2005 and 2004 (prepared by management, without audit).

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

The Company is continuing its discussions with 3D Environment Technology of Nevada with respect to the development of Apache''s radial engine technology and 3D Environment Technology''s electromagnetic engine project. The goal of management is to license the technology to manufacturers of next generation electric cars. The Company is currently working with 3D Environment Technology in its efforts to raise investor financing.Dan Goldman is working with a group in Seattle that are trying to combine the radial engine and electromagnetic engine technologies together.


Vitamin  Business
The Company has abandoned its Vitamineralherb.com license due to its lack of resources to pursue its development.

Subsequent  Events

Subsequent to the quarter ended May 31, 2005, the Company cancelled 1,000,000 shares issued to Dan Goldman, a former Director of Apache Motor Corporation.

Subsequent to the quarter ended May 31, 2005, the Company cancelled 2,548,000 shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

Subsequent to the quarter ended May 31, 2005, the Company cancelled 11,580,300 shares of common stock valued at $0.01 per share previously issued in exchange for debt being reinstated on the Company''s financial statements as loans payables, in addition to 106,311 shares cancelled relating to the shares originally issued in the acquisition of The Apache Motor Corp. shares in September 2001.

Results  of  Operations
Comparison of the three months ended May 31, 2005 with the three months ended May 31, 2004.

No revenue was recorded for the three months period ended May 31, 2005 and no revenue was recorded during the same period of the prior year. Net loss for the three months period ended May 31, 2005 was $(14,871) compared to a loss of $(23,200) in the three months ended May 31, 2004. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To  date,  the  Company  has  generated  no  revenues.

Comparison  of  Financial  Position  at  May  31,  2005  with  May  31,  2004

The Company's working capital position remained deteriorated at May 31, 2005 with current liabilities in excess of assets of $1 causing a working capital deficiency of $(83,432). At February 28, 2004 the Company had a working capital deficit of $(68,561).

Liquidity  and  Capital  Resources
The Company currently has no revenue or sources of capital and is therefore dependent on outside sources to finance operations. The Company may not be successful in its efforts to raise equity financing and /or attain profitable operations. There is doubt regarding the Company's ability to continue as a going concern.

Item  3.  Controls  and  Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

In connection with its audit of the Company''s financial statements for the year ended February 28, 2005, the company''s independent accountants (the ""Auditors"") advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. The auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

We enhanced our internal control procedures in May 2005 by adding a part-time dedicated accountant with more than three years work experience. Her responsibilities include preparation of the Company''s financial statements on a quarterly and annual basis and preparation of budget-to-actual analyses on a quarterly basis. We believe that the addition of this resource will further enhance the Company''s internal control over financial reporting in the near term, which management will continue to monitor on a regular basis.

The Company is in the process of adding several executives in management positions including management with specific business and financial expertise. Management is also looking to add new members to its'' Board of Directors. The Company is in the process of negotiating a financing that will allow the Company to hire more full-time personnel and set up long term corporate facilities. The Company has been negotiating to finalize an acquisition with proven revenues over the last several years.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

No  change  since  previous  filing.

Item  2.  Changes  in  Securities and use of proceeds.

No  change  since  previous  filing.

Item  3.  Defaults  Upon  Senior  Securities.

No  change  since  previous  filing.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.  Other  Information.

No  change  since  previous  filing.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

No  change  since  previous  filing.
Documents  incorporated  by reference: Form 10K SB, Form 8K.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July  29,  2005               Apache  Motor  Corporation
                              (Registrant)

                              By:  /s/  Adam  Jenn
                                ------------------
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

4. I, the registrant's certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant''s internal control over financial reporting that occurred during the registrant''s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant''s internal control over financial reporting; and


5. I, the registrant's certifying officer, have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

July  29, 2005
/s/  Adam  Jenn
 ---------------
Adam  Jenn
Acting  Chief  Executive and Chief Financial Officer

CERTIFICATIONS  PURSUANT  TO  SECTION  906  OF  THE  SARBANES-OXLEY  ACT OF 2002
                                                                    Exhibit 32.1

                           CERTIFICATIONS PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Apache Motor Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended May 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), Adam Jenn, Acting Chief Executive Officer of the Company do hereby certify, pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350), that to his knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:      /s/  Adam  Jenn
         ---------------

Name:    Adam  Jenn

Title:   Acting  Chief  Executive and Financial  Officer

Date  July  29,  2005

[A signed original of this written statement required by Section 906 has been provided to Apache Motor Corporation and will be retained by Apache Motor Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]