Form 10QSB
period 2005-08-31
APACHE MOTOR CORP
filed 2005-10-20
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 000-33149

APACHE MOTOR CORPORATION
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

938 N. 200 Street, Suite B	(206) 533-2252
Shoreline, WA 98133	(Registrant's phone number)
(Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☒ No (2) Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of October 14, 2005, the Issuer had 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying balance sheets of Apache Motor Corporation (a development stage company) as at August 31, 2005, and the statements of operations and cash flows for the six months ended August 31, 2005 and 2004, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through August 31, 2005 have been prepared by Apache Motor Corporation’s management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations	12
Special Note Regarding Forward Looking Statements	12
Liquidity and Capital Resources	13

ITEM 3.	CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

Apache Motor Corporation
(A Development Stage Company)
BALANCE SHEETS
As at August 31, 2005 and February 28, 2005
U.S. dollars

	August 31,	February 28,
	2005	2005
	(Unaudited)

Assets
Current
Cash	$328	$5,775
	328	5,775
Technology rights (note 2(k))	1	1

Total Assets	$329	$5,776

Liabilities
Current
Accounts payable and accrued liabilities	$114,108	$55,892
Promissory notes payable (note 6)	127,248	18,445

Total Current Liabilities	241,356	74,337

Stockholders’ Deficit
Preferred Stock
Authorized
20,000,000 shares of preferred stock with a par value of $0.001 each
Common Stock
Authorized
100,000,000 shares of common stock with a par value of $0.001 each
Issued and outstanding
11,758,798 shares of common stock	11,759	27,105
Additional paid in capital	909,242	1,021,881
Deficit accumulated during the development stage	(1,162,028)	(1,117,547)
Total Stockholders' Deficit	(241,027)	(68,561)

Total Liabilities and Stockholders’ Deficit	$329	$5,776

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Three and Six Months Ended August 31, 2005 and 2004
And for the period from April 2, 1999 (Date of Inception) to August 31, 2005
(Unaudited)
U.S. dollars

					From
					April 2, 1999
					(Date of
					Inception)
	Three Months		Six Months		to August 31,
	2005	2004	2005	2004	2005
Expenses

Amalgamation and merger costs	$0	$0	$0	$0	$135,000
Research and development	0	0	0	0	90,265
Directors’ compensation	0	10,500	0	10,500	30,000
Professional and consulting fees	26,606	17,428	27,834	23,878	213,583
Office and administration	3,004	25,757	16,647	42,507	359,130
Telephone	0	0	0	0	34,600
Marketing	0	0	0	0	8,333
Entertainment and travel	0	0	0	0	10,443
Depreciation and amortization	0	0	0	0	9,694

Loss Before Other Item	(29,610)	(53,685)	(44,481)	(76,885)	(891,048)
Write down of technology rights
and disposal of subsidiary (note 2(k))	0	0	0	0	(270,980)

Net Loss for the Period	$(29,610)	$(53,685)	$(44,481)	$(76,885)	$(1,162,028)

Net Loss Per Share	$(0.00)	$(0.03)	$(0.00)	$(0.06)

Weighted Average Number of
Shares Outstanding	19,576,871	1,973,449	23,214,939	1,338,323

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the six months ended August 31, 2005 and 2004, and for the period from
April 2, 1999 (Date of Inception) to August 31, 2005
(Unaudited)
U.S. Dollars

			From
			April 2, 1999
			(Date of Inception)
	Six Months Ended		to
	2005	2004	August 31, 2005

Operating activities
Net (loss)	$(44,481)	$(76,885)	$(1,162,028)
Adjustments to reconcile net
(loss) to net cash
(used by) operating activities	0	0	7,600
Non cash expense
- depreciation	0	0	9,694
- technology rights expensed	0	0	246,656
- shares for services	(1,196)	13,000	117,304
- shares for license and start-up costs	0	0	(4,500)
Change in operating assets & liabilities	40,230	(90,107)	291,950

Net cash (used in)
operating activities	(5,447)	26,222	(493,324)
Investing Activities
Capital assets acquired	0	0	(5,590)

Financing Activities
Cash from issuance of stock	0	0	499,242

Inflow (outflow) of cash	(5,447)	26,222	328

Cash, beginning of period	5,775	0	0

Cash , end of period	$328	$26,222	$328

Supplemental information

Interest paid	$0	$0

Taxes paid	$0	$0

Non cash investing and financing activity:
Shares issued (cancelled) in settlement for
notes payable	$(115,803)	$243,975

(The accompanying notes are an integral part of the financial statements)

Apache Motor Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Six Months Ended August 31, 2005
(Unaudited)
U.S. Dollars

1.

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

The Company had 22,500,000 pre-split shares of common stock, $0.001 par value per share, issued and outstanding prior to the Merger, and 22,550,000 pre-split shares of common stock issued and outstanding following the Merger. Cambridge had 2,500,000 shares of common stock, par value $0.001 per share, issued and outstanding prior to the Merger. Immediately upon the effectiveness of the Merger, each Cambridge share of common stock was cancelled.

Upon the effective date of the merger Cambridge ceased to exist and all of its assets and liabilities became those of the Company. The Company chose to adopt its own year end of February 28 and is reporting accordingly (the year end of Cambridge was also February 28).

Pursuant to an Agreement and Plan of Exchange (the "Exchange") effective September 12, 2001 the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta, Canada corporation, from the shareholders of Apache in exchange for an aggregate of 16,500,000 pre split shares of its common stock. The Exchange was effectively a reverse takeover of the Company by Apache, in that the shareholders of Apache became the majority holders of the Company's voting common stock. Pursuant to the Exchange, certain shareholders of the Company agreed to cancel 9,500,000 pre split shares of common stock of the Company and the Company agreed to issue 500,000 pre split shares of common stock for fees.

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

b)	Development Stage Activities

To date, the Company’s only activities have been organization, directed at acquiring its principal asset, raising its initial capital and developing its business plan.

In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $1,162,028 for the period from Inception, April 2, 1999 to August 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2005, the Company had no common stock equivalents therefore dilutive loss per share information is not presented.

Income Taxes

The Company follows the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities, and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

The Company is in the process of filing income tax returns.

e)	Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and loans payable.

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

f)	Stock Based Compensation

The Company accounts for employee stock based compensation using the intrinsic value method prescribed in “Accounting Principles Board Opinion No. 25 – “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Non-employee stock based compensation is accounted for using the fair value method in accordance with SFAS No. 123 – “Accounting for Stock Based Compensation”.

g)	New Accounting Standards

RECENT ACCOUNTING PRONOUNCEMENTS

i.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

ii.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Nonmonetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

iii.

In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim period that begins after December 15, 2005. The Company currently uses the intrinsic value method.

h)	Foreign Currency Translation

a) Amounts recorded in foreign currency are translated into U.S. dollars as follows:

(i) Assets and liabilities at the rate of exchange in effect as at the balance sheet, date;

and

ii) Revenues and expenses at the average rate of exchange for the year.

i)	Basis of Presentation

The financial statements are prepared using the accrual basis of accounting, whereby income is recorded as earned and expenses are recorded as incurred.

On June 7, 2004 the Company completed a 1:75 reverse stock split. All share and per share amounts for all periods presented herein have been restated to reflect the reverse stock split.

On September 30, 2005, the Board of Directors approved a 2 for 1 forward stock split. This has not been effected in the six month to August 31, 2005 and will be reflected retroactively in the third quarter ending November 30, 2005

j)	Technology Rights

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

At August 31, 2005 the carrying value of the radial engine was $1.00

4.	SHARE CAPITAL

	a)	Issued Shares

On June 7, 2004, the Company completed a 1:75 reverse stock split.

All share and per share amounts for the six months ended August 31, 2005 and comparative figures have been restated to reflect the reverse stock split unless otherwise indicated.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common stock remained unchanged at 100,000,000.

There were no common stock issuances during the quarter ended August 31, 2005.

b)	Cancelled Shares

On June 9, 2005 the Company cancelled 106,311 post split shares of common stock previously issued as part of the acquisition of Apache Motor Corp., along with the Company’s earlier decision to cancel Mr. Wither’s shares of common stock of the company previously as part of the common stock issued to acquire Apache in 2001;

On July 17, 2005 the Company cancelled 2,548,000 post split shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

On July 17, 2005 the Company cancelled 14,128,300 post split shares of common stock valued at $0.01 previously issued for debt being reinstated.

On July 19, 2005 the Company cancelled 1,000,000 post split shares of common stock valued at $0.01. previously issued to Dan Goldman for services rendered.

On August 5, 2005, the Company cancelled 98,600 post split shares of common stock valued at $0.01 previously issued for debt being reinstated.

On August 5, 2005, the Company cancelled 111,935 post split shares of common stock valued at $0.01 previously issued for services rendered.

On August 5, 2005, the Company cancelled 13,335 post split shares of common stock previously issued as part of the acquisition of The Apache Motor Corp., along with the Company’s earlier decision to cancel Mr. Wither’s shares of common stock of the Company previously as part of the common stock issued to acquire Apache in 2001.

5.	RELATED PARTY TRANSACTIONS

On December 1, 2004, the Board of Directors approved the formation of a Nevada subsidiary  company – 3D Motors Inc Dan Goldman was appointed President and Director of 3D Motors.  Inc. Dan Goldman was CEO and Director of Apache Motor Corporation from May 6, 2004 – December 2, 2004.

Dan Goldman continues to work with the Company (not as a Director) and acts as a consultant and advises the Company on corporate and technology matters.

On July 19, 2005, the Company cancelled 1,000,000 post split shares issued to Dan Goldman, a former Director of Apache Motor Corporation.

6.	NOTES PAYABLE

Advances from officers/stockholders are unsecured and non-interest bearing with no fixed terms of repayment.

7.	SUBSEQUENT EVENTS

Subsequent to the quarter ended August 31, 2005, 1,241,202 (post split) pre two for one forward split common stock valued at $0.01 were issued to repay debts that were reinstated during the current quarter.

Subsequent to the quarter ended August 31, 2005, the Company signed a Letter of Intent to acquire 100% of Parker Automotive Group International, Inc., (“Parker”) plus other companies and assets following the initial acquisition.

Parker is a transportation management, sales and manufacturing company that has been established through key acquisitions of six transportation and automotive businesses. It is headquartered in Seattle, Washington with initial international operations rollout in Cameroon, Liberia, Nigers and the Philippines. The company’s business purpose is to establish a new paradigm for the transportation industry of Central and West Africa and other non-developed economies by researching, commercializing and manufacturing next generation low-cost and energy efficient engines, parts and vehicles. The company intends to locate different manufacturing sites in the various foreign countries in which it sells its products, as well as assume management of certain government-run transportation infrastructure.

The assets will be purchased through an Asset Purchase Agreement and the companies through a Share Exchange Agreement as designated by Apache. The purchase of Parker and its subsidiaries (the “Companies”) will be done with a Share Exchange Agreement, whereby the shareholders of the Companies exchange 100% of the currently outstanding shares of each of the Companies, respectively, for shares of restricted treasury stock of Apache. At the closing, as defined, Apache will acquire 100% of the presently outstanding stock of each of the holders thereof and Apache will deliver to each of these shareholders, shares of Common Stock of Apache

Apache agreed to do a forward split of its’ shares on a two for one basis. Upon closing of the acquisition of Parker, Apache will issue to Parker 12,000,000 shares pre forward split (or 24,000,000 shares post split,) at which time the total issued and outstanding shares of Apache, post forward split, will be 50,000,000 shares.

The Parker group is responsible for raising up to $1,200,000 in financing for Apache. The funds are to be used for the various business and corporate operations. All financing in Apache will come from the issuance of treasury stock.

8.	INCOME TAXES

The Company has operating losses of approximately $1,100,000 which may be carried forward to apply against future years’ taxable income

Item 2.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the six months ended August 31, 2005 and 2004 (prepared by management, without audit).

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

Engine Business
The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. The Company is continuing its discussions with 3D Environment Technology of Nevada with respect to the development of a combined technology that would incorporate Apache’s radial engine technology and 3D Environment Technology’s electromagnetic engine project. The goal of management is to license the new combined radial/electromagnetic engine technology to manufacturers of next generation electric cars. The Company is currently working with 3D Environment Technology in its efforts to raise investor financing.

Vitamin Business
The Company has abandoned its Vitamineralherb.com license due to its lack of resources to pursue its development.

Results of Operations
Comparison of the six months ended August 31, 2005 with the six months ended August 31, 2004.

No revenue was recorded for the six months period ended August 31, 2005 and no revenue was recorded during the same period of the prior year. Net loss for the six months period ended August 31, 2005 was $(44,481) compared to a loss of $(76,885) in the six months ended August 31, 2004. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To date, the Company has generated no revenues.

Comparison of Financial Position at August 31, 2005 with August 31, 2004

The Company's working capital position remained deteriorated at August 31, 2005 with current liabilities in excess of assets of $1 causing a working capital deficiency of $(241,027). At February 28, 2005 the Company had a working capital deficit of $(68,561).

Liquidity and Capital Resources
The Company has financed its expenses and costs thus far through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the company. The company plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. No material commitments for capital expenditures were made. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

Subsequent to the quarter ended August 31, 2005, the Company signed a Letter of Intent to acquire 100% of Parker Automotive Group International, Inc., (“Parker”) plus other companies and assets following the initial acquisition.

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

In connection with its audit of the Company’s financial statements for the year ended February 28, 2005, the company’s independent accountants (the “Auditors”) advised the Audit Committee and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. The auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

The Company is in the process of adding several executives in management positions including management with specific business and financial expertise. Management is also looking to add new members to its’ Board of Directors. The Company is in the process of negotiating a financing that will allow the Company to hire more full-time personnel and set up long term corporate facilities. The Company has been negotiating to finalize an acquisition with proven revenues over the last several years.

Changes in internal controls. The Company has added a part-time dedicated accountant whose responsibilities include preparation of the Company’s financial statements on a quarterly and annual basis and preparation of budget-to-actual analyses on a quarterly basis. We believe that the addition of this resource will further enhance the Company’s internal control over financial reporting in the near term, which management will continue to monitor on a regular basis.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

No change since previous filing.

Item 2.	Changes in Securities and use of proceeds.

No change since previous filing.

Item 3.	Defaults Upon Senior Securities.

No change since previous filing.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

No change since previous filing.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31.1	Section 302 Certification of acting CEO and CFO

32.1	Section 906 Certification of acting CEO and CFO

No change since previous filing.
Documents incorporated by reference: Form 10K SB, Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APACHE MOTOR CORPORATION

Date: October 14, 2005	By:	/s/ Adam Jenn

	Title:	Adam Jenn,
President and Director