Form 10QSB
period 2005-11-30
Transnational Automotive Group, Inc.
filed 2006-02-21
CIK 1158702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                For the quarterly period ended NOVEMBER 30, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                        For the transition period from        to
                                                       ------    ------


                        Commission file number: 000-33149
                                                ---------


                      TRANSNATIONAL AUTOMOTIVE GROUP, INC.
                      (FORMERLY APACHE MOTOR CORPORATION)
                 (Name of small business issuer in its charter)

               Nevada                                     76-0603927
               ------                                     ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

             Columbia Tower
         701 5th Avenue, Suite 4200
            Seattle,  WA  98104                         (206)  262-7413
            -------------------                         ---------------
  (Address of principal executive offices)        (Registrant's phone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes  [x]  No  (2)  Yes  [x]  No


                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of February15, 2006, the Issuer had 50,685,715 shares of common stock, par value $0.001, issued and outstanding. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes [ ] No [x]
Transitional  Small  Business  Issuer  Format     Yes  (  )   No  (X)

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS
The accompanying balance sheets of Transnational Automotive Group, Inc. [formerly Apache Motor Corporation] (a development stage company) as at November 30, 2005, and the statements of operations and cash flows for the nine months ended November 30, 2005, and 2004, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through November 30, 2005 have been prepared by Transnational Automotive Group, Inc.'s (formerly Apache Motor Corporation) management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Due to the Development Stage status of the Company, operating results for the quarter ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

          Balance  Sheets                                             3
          Statements  of  Operations                                  4
          Statement  of  Cash  Flows                                  5
          Notes  to  Financial  Statements                            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Special Note Regarding Forward Looking Statements 14
          Plan  of  Operation                                        15
          Results  of  Operations                                    15
          Liquidity  and  Capital  Resources                         16


ITEM  3.  CONTROLS  AND  PROCEDURES                                  16

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS                                         17

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS            17

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                         17

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS       17

ITEM  5.  OTHER  INFORMATION                                         17

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                      17

SIGNATURES                                                           17

CERTIFICATIONS                                                       18


TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at November 30, 2005 and February 28, 2005
U.S. dollars


                                                                                November 30,    February 28,
                                                                                    2005            2005
`                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash                                                                      $      33,076   $       5,775
     Other Current Assets                                                             11,100               0
                                                                               --------------  --------------
          Total Current Assets                                                        44,176           5,775
FIXED ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,353
OTHER ASSETS:
     Technology rights (Note 2(k))                                                         1               1
     PAGI Contracts                                                                  172,271               0
     Prepaid Expenses                                                                  3,875               0
                                                                               --------------  --------------
          Total Other Assets                                                         176,147               1
                                                                               --------------  --------------
          TOTAL ASSETS                                                         $     228,676   $       5,776
                                                                               ==============  ==============

LIABILITIES
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                  $     273,735   $      55,892
     Notes Payable (Note 6)                                                          417,211          18,445
                                                                               --------------  --------------
          Total Current Liabilities                                                  690,946          74,337
                                                                               --------------  --------------
          TOTAL LIABILITIES                                                          690,946          74,337
                                                                               --------------  --------------

STOCKHOLDERS' DEFICIT
  PREFERRED STOCK - Issued and Outstanding
    Authorized (20,000,000 shares authorized with a par value of $0.001 each)
  COMMON STOCK - Issued and Outstanding 50,000,000 shares
   Authorized (100,000,000 shares authorized with a par value of $0.001 each)         50,400          27,105
  TREASURY (400,000 shares owned by subsidiary)                                         (400)              0
  ADDITIONAL PAID IN CAPITAL                                                         896,242       1,021,881
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                (1,408,512)     (1,117,547)
                                                                               --------------  --------------
          TOTAL STOCKHOLDERS' DEFICIT                                               (462,270)        (68,561)
                                                                               --------------  --------------

                                                                               --------------  --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . .  $     228,676   $       5,776
                                                                               ==============  ==============

    (The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three and Nine Months Ended November 30, 2005 and 2004
And for the period from April 2, 1999 (Date of Inception) to November 30, 2005
(Unaudited)
U.S. dollars

                                                                                                       From
                                                                                              April 2, 1999
                                                                                                   (Date of
                                                                                                  Inception)
                                                     Three Months               Nine Months       to Nov 30,
                                                   2005        2004         2005         2004          2005
                                                  -----        ----         ----         ----          ----
Expenses
  Amalgamation and merger costs. . . . . .  $         0  $         0  $         0  $        0  $    135,000
  Research and development . . . . . . . .            0       12,452            0      12,452        90,265
  Directors compensation . . . . . . . . .            0       19,500            0      30,000        30,000
  Professional and consulting fees . . . .      191,344       81,023      219,178     104,901       404,927
  Office and administration, . . . . . . .       25,559       19,093       42,207      61,601       384,690
  Telephone. . . . . . . . . . . . . . . .            0            0            0           0        34,600
  Marketing. . . . . . . . . . . . . . . .          367            0          367           0         8,700
  Entertainment and travel . . . . . . . .       10,711            0       10,711           0        21,154
  Interest Expense . . . . . . . . . . . .        1,562            0        1,562           0         1,562
  Depreciation and amortization. . . . . .            0            0            0           0         9,694
  Cameroon project costs . . . . . . . . .       16,940            0       16,940           0        16,940
                                            -----------  -----------  -----------  ----------  ------------
                                            -----------  -----------  -----------  ----------  ------------
Loss Before Other Item . . . . . . . . . .    $(246,483)    (132,068)    (290,965)   (208,954)   (1,137,532)
                                            -----------  -----------  -----------  ----------  ------------
    Write down of technology rights
    and disposal of subsidiary (note 2(k))            0            0            0           0      (270,980)
                                            -----------  -----------  -----------  ----------  ------------
Net Loss for the Period. . . . . . . . . .    ($246,483)   $(132,068)   $(290,965)  $(208,954)  $(1,408,512)
                                            ===========  ===========  ===========  ==========  ============

Net Loss Per Share . . . . . . . . . . . .       $(0.01)      $(0.01)      $(0.01)     $(0.03)

Weighted Average Number of
Shares Outstanding . . . . . . . . . . . .   34,776,079   13,905,520   42,742,366   6,378,918

    (The accompanying notes are an integral part of the financial statements)


TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the nine months ended November, 2005 and 2004, and for the period from April 2, 1999 (Date of Inception) to November 30, 2005
(Unaudited)
U.S. Dollars

                                                                                From
                                                                       April 2, 1999
                                                                            (Date of
                                                                           Inception)
                                                         Nine Months       to Nov 30,
                                                     2005         2004          2005
                                                     ----         ----          ----

Operating activities
    Net (loss). . . . . . . . . . . . . . . . . .  $(290,965) $(208,954) $(1,408,512)
    Adjustments to reconcile net
      (loss) to net cash
      (used by) operating activities. . . . . . .          0          0        7,600
    Exchange Rate Fluctuations. . . . . . . . . .                 3,817
    Non cash expense
         - depreciation . . . . . . . . . . . . .          0          0        9,694
         - technology rights expensed . . . . . .          0          0      246,656
         - shares for services. . . . . . . . . .     (1,196)    68,500      117,304
         - shares for license and start-up costs.          0          0       (4,500)
    Accounts Payable & Balance Sheet Changes. . .   (170,951)   136,656       62,324
                                                   ---------  ---------  -----------
 Net cash (used in) Operating activities. . . . .   (463,112)       (19)    (969,434)
                                                   ---------  ---------  -----------
Investing Activities
    Capital assets acquired . . . . . . . . . . .     (8,353)         0      (13,943)
                                                   ---------  ---------  -----------
Financing Activities
    Proceeds from Notes Payable . . . . . . . . .    398,766          0      417,211
    Cash from issuance of stock . . . . . . . . .    100,000          0      599,242
                                                   ---------  ---------  -----------
Net Cash from Financing Activities. . . . . . . .    498,766          0    1,016,453
                                                   ---------  ---------  -----------
Inflow/(Outflow) of Cash. . . . . . . . . . . . .     27,301        (19)      33,076

Cash, beginning of period . . . . . . . . . . . .      5,775          0            0
                                                   ---------  ---------  -----------
Cash, end of period . . . . . . . . . . . . . . .  $  33,076  $     (19) $    33,076
                                                   =========  =========  ===========
Supplemental information

Interest paid . . . . . . . . . . . . . . . . . .  $   1,562  $       0

   Taxes paid . . . . . . . . . . . . . . . . . .  $       0  $       0

   Non cash investing and financing activity:
     Shares issued (cancelled) for notes payable
                                                    (114,562)   410,144

    (The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

1.     DESCRIPTION  OF  BUSINESS  AND  GOING  CONCERN

a)   ORGANIZATION

     These financial statements include the account of the Company and its wholly owned subsidiary Parker Automotive Group, Inc. Inter-Company balances and transactions have been eliminated.

     Transnational Automotive Group, Inc. [formerly Apache Motor Corporation] ("the Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and changed its name August 30, 2001.

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

     On September 7, 2005, the Company signed a Letter of Intent to acquire 100% of Parker Automotive Group International, Inc., ("Parker") plus other companies and assets following the initial acquisition.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

     Parker is a transportation management, sales and manufacturing company that has been established through key acquisitions of transportation and automotive businesses. It is headquartered in Seattle, Washington with initial international operations rollout planned in Cameroon and Niger. The company's business purpose is to establish a new paradigm for the transportation industry of Central and West Africa and other emerging economies by developing and operating urban and rural transportations systems, and also researching, commercializing and manufacturing next generation low-cost and energy efficient engines, parts and vehicles. The company intends to locate different manufacturing sites in the various foreign countries in which it sells its products, as well as assume management of certain government-run transportation infrastructure.

     On October 28, 2005 the Company entered into an Agreement and Plan of Exchange with Parker Automotive Group International, Inc.

     Under the terms of the Agreement and Plan of Exchange, Parker agreed to be acquired by Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) by exchanging all of its outstanding Common Stock for twenty four million (24,000,000) shares of Common Stock of Apache, which will operate as parent of Parker immediately following the share exchange.

     On October 28, 2005 Transnational Automotive Group, Inc. issued 24,000,000 shares of common stock to the two shareholders of Parker in exchange for all of the outstanding shares of Parker. The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act as a transaction not involving a public offering and Rule 506 of Regulation D promulgated under the Act.

     The Parker group is responsible for raising up to $1,200,000 in financing for Transnational Automotive Group, Inc. The funds are to be used for the various business and corporate operations. Financing in the Company will come from the issuance of treasury stock followed by debt financing as necessary to continue the growth of operations.

b)   DEVELOPMENT  STAGE  ACTIVITIES

     To date, the Company's only activities have been organization, directed at acquiring its principal asset, raising its initial capital and developing its business plan. In addition, the Company commenced operations in Cameroon in late October to develop the urban bus transportation system in a 66% Company-owned Cameroonian entity (remaining 34% owned by various Cameroonian governmental bodies).

     The efforts to date in Cameroon have focused on cleaning-up and restoring the primary bus depot located in the capital city of Yaounde, establishing urban routes, readying roadways and bus stops, preparing the maintenance facility; completing administrative matters such as opening bank accounts, securing operating licenses, recruiting and screening administrative staff, bus drivers, mechanics and security personnel.

     On December 22, 2005, the Government of Cameroon also contributed $1,000,000 of their $1,800,000 cash commitment under the terms of the agreement with the Company, and is currently processing the transfer of the remaining $800,000 cash commitment, as well as the transfer of certain real estate assets.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun.

c)   GOING  CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $1,391,572 for the period from Inception, April 2, 1999 to November 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.  SIGNIFICANT  ACCOUNTING  POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

a)   ORGANIZATION  AND  START-UP  COSTS,  AND  ACQUISITION

     Costs of start up activities, including organization costs are expensed as incurred.

     The Company has used the purchase method to account for its acquisition of PAGI. The company issued 24,000,000 shares for the net assets of the acquired company which are as follows


     Purchase  price                             24,000
     Fair  market  of  net  assets  acquired
     Cash                                        48,647
     Loan  receivable                           113,100
     Accounts  payable                          (75,018)
     Notes  payable                            (235,000)
                                               ---------
     Excess  of  purchase  price  over
     assets,  net  acquired  allocated  to
     Contracts                                  172,271


b)   DEVELOPMENT  STAGE  COMPANY

     The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and with the exception of the urban bus transportation system in Cameroon, none of its other planned principal operations have commenced.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

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

d)   BASIC  AND  DILUTED  LOSS  PER  SHARE

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2005, the Company had no common stock equivalents therefore dilutive loss per share information is not presented.

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

     It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

G)   STOCK  BASED  COMPENSATION

     The Company accounts for employee stock based compensation using the intrinsic value method prescribed in "Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" and related

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

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

h)   NEW  ACCOUNTING  STANDARDS

RECENT  ACCOUNTING  PRONOUNCEMENTS

     (i) FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have public interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

     (ii) In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     (iii) In December 2004, FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised SFAS 123 eliminates the alternative to use Opinion 25's intrinsic value method of accounting and instead, requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. Furthermore, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value as well as estimate the number of instruments for which the requisite service is expected to be rendered. Any incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair values before and after the modification.

     For public entities that file as small business issuers, the effective date of the revised Statement is as of the beginning of the first interim period that begins after December 15, 2005. The Company currently uses the intrinsic value method.

i)   FOREIGN  CURRENCY  TRANSLATION

     a) Amounts recorded in foreign currency are translated into U.S. dollars as follows:

     (i) Assets and liabilities at the rate of exchange in effect as at the balance sheet, date, and

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

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

     On September 30, 2005, the Board of Directors approved a 2 for 1 forward stock split. All share and per share amounts for all periods presented herein have been restated to reflect the forward stock split.

k)   TECHNOLOGY  RIGHTS

     The Company, via its former subsidiary, acquired technology rights related to a radial engine design. As consideration for the purchase of these rights by the subsidiary, the vendor of the rights was issued common shares of the subsidiary company. As a result of the acquisition of the subsidiary company, the original vendor of the rights held 10,620,000 pre-split shares of the Company (10,446,000) pre-split shares were subsequently cancelled). Management of the Company evaluated the carrying value of the technology rights and felt that there was impairment to their value and accordingly wrote them down to a nominal value of $1 by a charge to operations during the year ended February 28, 2004.

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

     At  November  30,  2005  the carrying value of the radial engine was $1.00.

4.   SHARE  CAPITAL

a)   ISSUED  SHARES

     On  June  7,  2004  the  Company  completed  a  1:75  reverse  stock split.

     On September 7, 2005, 1,241,202 (post split) pre two for one forward split common stock valued at $0.01 were issued to repay debts that were reinstated during the current quarter.

     On September 30, 2005, the Board of Directors approved a 2 for 1 forward stock split.

     On  October 28, 2005 the Company issued 24,000,000 post two for one forward

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

     split shares of common stock to the two shareholders of Parker in exchange for all of the outstanding shares of Parker.

     On October 27, 2005, the Company issued 400,000 post two for one forward split common stock valued at $0.25 to Parker Automotive Group International, Inc. in repayment of their Convertible Promissory Note for $100,000 USD.

     On December 1, 2005, the Company issued 287,915 restricted shares of common stock subject to the terms of a Stock Purchase Agreement dated November 30, 2005.

     All share and per share amounts for the nine months ended November 30, 2005 and comparative figures have been restated to reflect the forward split unless otherwise indicated.

     The par value of the common stock remained unchanged at $0.001 and the number of authorized common stock remained unchanged at 100,000,000. (See
     Section 7 - Subsequent Events, re: December 11 increase in Common & Preferred Stock)

b)   CANCELLED  SHARES

     On June 9, 2005 the Company cancelled 106,311 post split shares of common stock previously issued as part of the acquisition of Apache Motor Corp., along with the Company's earlier decision to cancel Mr. Wither's shares of common stock of the company previously as part of the common stock issued to acquire Apache in 2001;

     On July 17, 2005 the Company cancelled 2,548,000 post split shares of common stock valued at $0.01 per share previously issued in duplicate for services rendered.

     On July 17, 2005 the Company cancelled 14,128,300 post split shares of common stock valued at $0.01 previously issued for debt being reinstated.

     On July 19, 2005 the Company cancelled 1,000,000 post split shares of common stock valued at $0.01 previously issued to Dan Goldman for services rendered.

     On August 5, 2005, the Company cancelled 98,600 post split shares of common stock valued at $0.01 previously issued for debt being reinstated.

     On August 5, 2005, the Company cancelled 111,935 post split shares of common stock valued at $0.01 previously issued for services rendered.

     On August 5, 2005, the Company cancelled 13,335 post split shares of common stock previously issued as part of the acquisition of The Apache Motor Corp., along with the Company's earlier decision to cancel Mr. Wither's shares of common stock of the Company previously as part of the common stock issued to acquire Apache in 2001.


5.   RELATED  PARTY  TRANSACTIONS

     None.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars


6.   NOTES  PAYABLE

     MCMILLAN  BRIDGE  LOAN:

     On September 8, 2005, the Company made an Unsecured Promissory Note to Don McMillan, Jr. evidencing the $25,000 loaned to the Company. The Note is accruing interest at a rate of 8% per annum.

     NESLAND  BRIDGE-LOANS:

     On September 13, 2005, the Company made an Unsecured Promissory Note to Brent Nesland, evidencing a $100,000 loan to the Company. The Nesland Note is accruing interest at a rate of 7% per annum. On October 7, 2005, the Company made an Unsecured Promissory Note to Brent Nesland, evidencing a $25,000 loan to the Company. The Note is accruing interest at a rate of 4% per annum.

     SWANSON  BRIDGE  LOAN:

     On September 21, 2005, the Company made an Unsecured Promissory Note to Jeffrey Swanson, evidencing a $35,000 loan to the Company. The Note is accruing interest at a rate of 7% per annum.

     MCCOY  BRIDGE  LOAN:

     On November 21, 2005, the Company made an Unsecured Promissory Note to Ron McCoy, evidencing the $50,000 loaned to the Company. The Note is accruing interest at a rate of 7% per annum.

     ANGUS  BRIDGE  LOAN:

     On November 2, 2005, the Company made an Unsecured Promissory Note to Hamish Angus (R. Stuart Angus), evidencing the $25,000 loaned to the
     Company. The Note is accruing interest at a rate of 7% per annum. On November 7, 2005, the Company made an Unsecured Promissory Note to Hamish Angus (Wolfgang Botkin), evidencing the $25,000 loaned to the Company. The
     Note  is  accruing  interest  at  a  rate  of  7%  per  annum.

     PTI  BRIDGE  LOAN:

     On November 20, 2005 the Company made an Unsecured Promissory Note to Parker Transnational Industries, LLC evidencing the $18,000 loaned to the Company. The Note is accruing interest at a rate of 7% per annum.

     BUCK  BRIDGE  LOAN:

     On  November  28,  2005,  the  Company made an Unsecured Promissory Note to
     James Buck, evidencing the $10,000 loaned to the Company. The Note is accruing interest at a rate of 7% per annum.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

     The remaining advances from officers/stockholders are unsecured and non-interest bearing with no fixed terms of repayment.


7.  SUBSEQUENT  EVENTS

     On December 11, 2005 the Board of Directors of Apache approved amendments to the Articles of Incorporation of Apache to (1) change the name of Apache to Transnational Automotive Group Inc, and (2) to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and the increase the number of authorized shares of preferred stock from 20,000,000 to 100,000,000.

     On  November  30,  2005  the  Company  filed  a  Preliminary  14C.

     On  December  13,  2005  the  Company  filed  a  Definitive  14C.

     On January 12, 2006 the Company changed its name from Apache Motor Corporation to Transnational Automotive Group, Inc. The new stock symbol is TAMG.

     On January 24, 2006, Mr. Joseph W. Parker was appointed as Chairman of Transnational Automotive Group, Inc.

     On January 24, 2006, the Board of Directors approved a Private Placement Memorandum document and approved the acceptance of financing up to $1,200,000 and issuance of shares and warrants based on the terms and conditions as detailed in the Memorandum. Under the terms of the Private Placement Memorandum, the Company is offering up to 2,400,000 Units at $0.50 per Unit, each Unit is comprised of a Convertible Debenture that will earn interest at 7% per annum, payable one year from the date of purchase and convertible into common stock of the Company at $0.50 per share and a Warrant to purchase an additional share of Common Stock at $1.50 per share for a period of two years from the date of purchase.


8.  INCOME  TAXES

     The Company should have operating losses of approximately $1,391,000 which may be carried forward to apply against future years' taxable income subject to the Company filing applicable corporate tax returns.


ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


The following discussion should be read in conjunction with the accompanying unaudited financial statements for the nine months ended November 30, 2005 and 2004 (prepared by management, without audit).

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars


SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  STATEMENTS
------------------------------------------------------

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


PLAN  OF  OPERATION
-------------------

A)   ENGINE  BUSINESS
     ----------------

     The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) and then to manufacture and market it. The Company is continuing its discussions with 3D Environment Technology of Nevada with respect to the development of a combined technology that would incorporate Apache's radial engine technology and 3D Environment Technology's electromagnetic engine project. The goal of management is to license the new combined radial/electromagnetic engine technology to manufacturers of next generation electric cars. The Company is currently working with 3D Environment Technology in its efforts to raise investor financing.

B)   VITAMIN  BUSINESS
     -----------------

     The Company has abandoned its Vitamineralherb.com license due to its lack of resources to pursue its development.

C)   TRANSPORTATION  BUSINESS
     ------------------------

     Parker is a transportation management, sales and manufacturing company that has been established through key acquisitions of transportation and automotive businesses. It is headquartered in Seattle, Washington with initial international operations rollout planned in Cameroon and Niger. The company's business purpose is to establish a new paradigm for the transportation industry of Central and West Africa and other emerging economies by developing and operating urban and rural transportations systems, and also researching, commercializing and manufacturing next generation low-cost and energy efficient engines, parts and vehicles. The company intends to locate different manufacturing sites in the various foreign countries in which it sells its products, as well as assume management of certain government-run transportation infrastructure.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars


RESULTS  OF  OPERATIONS
-----------------------
Comparison of the nine months ended November 30, 2005 with the nine months ended November 30, 2004.

No revenue was recorded for the nine months period ended November 30, 2005 and no revenue was recorded during the same period of the prior year. Net loss for the nine months period ended November 30, 2005 was $(274,025) compared to a loss of $(208,954) in the nine months ended November, 2004. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To  date,  the  Company  has  generated  no  revenues.

Comparison  of  Financial  Position  at November 30, 2005 with November 30, 2004

The Company's working capital position remained deteriorated at November 30, 2005 with current liabilities in excess of current assets of $44,176 causing a working capital deficiency of $(646,770). At February 28, 2005 the Company had a working capital deficit of $(53,047).

LIQUIDITY  AND  CAPITAL  RESOURCE
---------------------------------
The Company has financed its expenses and costs thus far through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the company. The company plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. No material commitments for capital expenditures were made. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

On October 28, 2005 the Company entered into an Agreement and Plan of Exchange with Parker Automotive Group International, Inc.

The Parker group is responsible for raising up to $1,200,000 in financing for Transnational Automotive Group, Inc. The funds are to be used for the various business and corporate operations.

Financing in the Company will come from the issuance of treasury stock followed by debt financing as necessary to continue the growth of operations.



ITEM  3.  CONTROLS  AND  PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

The Company has, in recent months, addressed the issues raised by its independent accountants (the Auditors) relating to the year ending February 28, 2005. The Company's Chief Executive Officer and Chief Financial Officer believe that the necessary personnel and procedures are currently being put in place to ensure timely reporting as required by the SEC.

The Company has added management executives with specific business and financial expertise.

     On October 28, 2005, Mr. Joseph W. Parker was appointed President and Chief Executive Officer of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation).

     On October 28, 2005, Mr. Joseph W. Parker was appointed a Director of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation).

     On October 28, 2005, Mr. Dan Goldman was appointed Chief Financial Officer of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation). Mr. Goldman is President of 3D Motors Inc., a wholly owned subsidiary of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation).

     On January 24, 2006, Mr. William Jacobsen was appointed a Director of Transnational Automotive Group, Inc.

     On January 24, 2006, Dr. Ralph Thomson was appointed a Director of Transnational Automotive Group, Inc.

     On January 24, 2006, Mr. Dan Goldman was appointed a Director of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation).

     On January 24, 2006, the Company approved a Private Placement Memorandum for financing of up to $1,200,000 which will allow the Company to hire more full-time personnel and set up long term corporate facilities.


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.
     No  change  since  previous  filing.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
     No  change  since  previous  filing.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.
     No  change  since  previous  filing.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

ITEM  5.  OTHER  INFORMATION.
     8-K      11/07/05
     8K/A    11/21/05
     PRE  14  C  11/30/2005
     DEF  14C  12/13/2005

TRANSNATIONAL  AUTOMOTIVE  GROUP,  INC.
(formerly  Apache  Motor  Corporation)
(A  Development  Stage  Company)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
Nine  Months  Ended  November  30,  2005
(Unaudited)
U.S.  Dollars

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
     Documents  incorporated  by  reference:  Form  10K  SB,  Form  8K


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February  15,  2006                      Transnational  Automotive  Group,  Inc.
                                         (formerly Apache Motor Corporation)
                                         (Registrant)

                                         By: /s/  Joseph  W.  Parker
                                             -----------------------
                                             Joseph  W.  Parker,
                                             President  and  Director