Form 10KSB
period 2006-02-28
Transnational Automotive Group, Inc.
filed 2006-05-31
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

OR

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP,INC.
(formerly Apache Motor Corporation)
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Columbia Tower
701 5th Avenue, Suite 4200	(206) 262-7413
Seattle, WA 98104	(Registrant's phone number)
(Address of principal executive offices)

Securities registered under Section 12(b) of the Act:	None.

Securities registered under Section 12(g) of the Act:	Common Stock, par value $0.001 per share
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

As of May 24, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $56,040,001 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board
National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

On May 24,2006 the registrant had 50,685,715 shares of Common stock, (0.001 par value per share) issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [           ] No [ x ]

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
Index to
Annual Report on Form 10-KSB
For the Year Ended February 28, 2006

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

Transnational Automotive Group, Inc. ("The Company" or “TAUG”) was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and in August 2001 changed its name to Apache Motor Corporation Inc. In November 2005 the Company changed its name to Transnational Automotive Group, Inc.

On September 7, 2005, the Company signed a Letter of Intent to acquire 100% of Parker Automotive Group International, Inc., (“Parker” or “PAGI”) including PAGI’s subsidiary companies and other assets following the initial acquisition.

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

On October 28, 2005 the Company entered into an Agreement and Plan of Exchange with Parker.

Under the terms of the Agreement and Plan of Exchange, Parker agreed to be acquired by the Company by exchanging all of its outstanding Common Stock for twenty four million (24,000,000) shares of common stock of the Company.

On October 28, 2005 the Company issued 24,000,000 shares of common stock to the two shareholders of Parker in exchange for all of the outstanding shares of Parker.

On October 12, 2005 PAGI signed an Agreement with the Government of Cameroon. The Company commenced operations in Cameroon in late November to develop the urban bus transportation system under a company called Parker Transportation Inc., Cameroon (“PTIC”) (66% owned by TAUG and the remaining 34% owned by various Cameroonian governmental bodies). The efforts to date in Cameroon have focused on cleaning-up and restoring the primary bus depot located in the capital city of Yaoundé, establishing urban routes, readying roadways and bus stops, preparing the maintenance facility; completing administrative matters such as opening bank accounts, securing operating licenses, recruiting and screening administrative staff, bus drivers, mechanics and security personnel.

On December 22, 2005, the Government of Cameroon contributed $1,000,000 of their $1,800,000 cash commitment under the terms of the agreement with the Company, and is currently processing the transfer of the remaining $800,000 cash commitment, as well as the transfer of certain real estate assets.

On December 11, 2005 the Board of Directors of the Company approved amendments to the Articles of Incorporation of Apache Motor Corporation to (1) change the name to Transnational Automotive Group Inc., and (2) to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and to increase the number of authorized shares of preferred stock from 20,000,000 to 100,000,000. These amendments were later approved by a majority of the shareholders of the Company.

On January 12, 2006 the Company changed its name from Apache Motor Corporation to Transnational Automotive Group, Inc. The new stock symbol is TAMG.

Subsequent to February 28, 2006:

March 15, 2006 the Company began implementation of an Agreement with the government of the Republic of Cameroon to provide urban bus transportation to cities throughout the country and to provide bus transportation between the cities. Under the terms of the Agreement Parker Transnational Industries – Cameroon (“PTIC”) was established to operate the bus system. PTIC is owned 66% by the Company and 34% by the City of Yaoundé and the Cameroon Ministry of Hydrocarbons.

In Cameroon, urbanites have been without urban bus transportation for over 15 years. Under the terms of the Agreement signed on October 12, 2005, the Company, through PTIC, will initially provide bus service in the capital city of Yaoundé, and then subsequently provide service in the port city of Douala followed by similar service in other urban centers.

The city of Yaoundé also delivered to PTIC an agreement for the use of the Yaoundé city bus depot and office building used by the previous bus operator. The depot is currently being renovated and prepared to service the new bus fleet. The bus depot and office building have an estimated value of $5.5M USD.

The Agreement specifies that the government will contribute other significant urban properties to PTIC and further enhance the underlying asset value of the venture.

LeBus is the brand name given to PTIC for its urban transportation system.

Subsequent to 28 February 2006 PTIC operating as LeBus has accomplished the following:

1.	LeBus began the start-up phase for establishing an urban bus transportation system in the Capital city of Yaoundé in Cameroon in January 2006.

2.	LeBus has completed its planning and has gained consensus from the Ministry of Transport and the Yaoundé Urban Council for the bus routes in Yaoundé.

3.	LeBus has completed recruiting, screening and the selection process for the first 70 drivers for the Yaoundé bus system.

4.	LeBus has completed the creation of its training program for bus drivers.

5.	LeBus has completed the first phase of the clean-up and renovation of the bus depot that the Government provided to PTIC to house, support and maintain the city buses.

6.	The Government of Cameroon has earmarked $1,000,000 USD for the refurbishment and renovation of the bus depot facility.

7.	In addition to the bus depot the Government of Cameroon has indicated that it is ready to turn over its Ministerial Building Number 1 to PTIC as part of the Government of Cameroon’s contribution.

8.	Seventeen city buses have been manufactured and are scheduled to load in Shanghai during the first week of June 2006 for shipment to Cameroon.

LeCar is the brand name given to the Company’s inter urban coach bus business in Cameroon. The Company is preparing to enter into the inter-urban bus market in Cameroon by opening up a service between the Capital city of Yaoundé and the business center of Douala.

The following has been accomplished by PTIC operating as LeCar:

1.	The feasibility study and business plan for the first phase of this business has been completed.

2.	The first 11 coaches (inter-city buses) have been manufactured and ready for shipment to Cameroon.

3.	A funding organization in Cameroon has expressed serious interest in funding the venture.

On April 5, 2006 PTIC signed a Memorandum of Understanding (MOU) with the Zonda Industrial Group of China for the provision of buses, bus parts, vehicle assembly and sales in Africa, international promotion and sales of Zonda vehicles and automotive technical cooperation.

The Zonda Group is a Chinese industrial concern that manufactures buses, automotive tooling and equipment and industrial goods. It is ranked 705 of the 1000 largest Chinese companies and is the 10th largest equipment manufacturer in the country. Zonda recently won an award at the Shanghai BusWorld Asia 2006 Exhibition for the best bus appearance design.

The Company contracted to purchase the 28 buses for LeBus and LeCar from Zonda for its African operations. The Company has committed to provide over 540 vehicles scheduled for assembly and delivery to Cameroon over the next year to support the first phase of the public transport contract it signed with the Cameroon government in October 2005. The first phase includes the establishment of an urban transport system in the Capital of Yaoundé. The entire contract ultimately calls for a transport system for all Cameroon urban centers.

On April 4, 2006 the Company entered into discussions with and a Letter of Intent with Parker Transnational Industries, LLC (‘PTI’), a private company owned by the family of a director and officer of Transnational Automotive Group, Inc., to negotiate PTI’s interest in Bonanza Estates S.A., a real estate and management company, and Bonanza Estates, a company that controls a 500 acre parcel (210 hectares) located in the Limbe area of Cameroon. The acquisition of this interest in the Bonanza Estates property would involve the exchange of approximately 3.8 million shares of the Company’s common stock.

The Bonanza Estates property consists of 500 acres of land fronting a seafront beach shoreline of approximately 1800 yards. The property currently has an oceanfront hotel, an active palm oil plantation, two rock quarries and a rainforest and holds an Industrial Free Zone status. In addition the property is located near a proposed deep water port, which is currently under construction in Limbe.

Funding Its Business Plan

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company, if at all.

Intellectual Property

The nature of patent and trademark registration is very complex and requires legal expertise. To date, no applications have been prepared to patent any of the company’s assets or concepts.

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

Numerous U.S. federal and state government agencies have demonstrated significant activity in promoting environmental and consumer protection and enforcing other regulatory and disclosure statutes. Additionally, it is possible that new laws and regulations may be enacted with respect to internal combustion engines. The adoption of such laws or regulations and the applicability of existing laws and regulations may impair the growth of the Company and result in a decline in the Company’s prospects.

In Cameroon, the Company has incorporated two subsidiaries. These subsidiary companies are subject to the laws and regulations of the Republic of Cameroon. Additionally, Cameroon is a signatory to the Organization for the Harmonization of Business Law in Africa or the OHADA treaty. International business disputes or arbitration is conducted in the OHADA courts located in the Ivory Coast.

Employees

The Company utilizes part-time and full-time outside consultants and contractors for operational purposes. At February 28, 2006 there were 7 consultants working in the Seattle office. The Company is recruiting further employees to manage, drive and maintain its new buses in Cameroon which are expected to be delivered in July 2006. Additionally, the Company has relied on its officers and directors for operational purposes.

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices are located at: 701 5th Avenue, Suite 4200, Seattle WA 98104.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of the Company’s executive management and directors, the Company is not party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock was approved for trading on the Over-the-Counter Bulletin Board (OTC:BB) under the symbol APHC on May 11, 1998. On June 7, 2004 the Company completed a 1:75 reverse stock split and traded under the symbol ACHO. On January 12, 2006 the Company changed its name from Apache Motor Corporation to Transnational Automotive Group, Inc. The new stock symbol is TAMG.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the period indicated. Such prices are inter dealer prices without retail mark ups, mark downs or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW
(Post reverse split prices)

February 28, 2003	0.002	0.002
May 31, 2003	0.008	0.008
August 31, 2003	0.01	0.01
November 30, 2003	0.001	0.001
February 28, 2004	0.001	0.001
May 31, 2004	0.000	0.000
August 31, 2004	0.002	0.002
November 30, 2004	0.004	0.002
February 28, 2005	0.007	0.007
May 31, 2005	0.45	0.45
August 31, 2005	0.36	0.36
November 30, 2005	0.87	0.85
February 28, 2006	4.00	3.50

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

The Company has 390 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

On September 7, 2005, 1,241,202 shares (post split) of common stock valued at $0.01 were issued to repay debts that were reinstated during the quarter. This issuance was exempted from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

On October 27, 2005, the Company issued 400,000 post two for one forward split common stock valued at $0.25 to Parker Automotive Group International, Inc., a subsidiary of the Company, in repayment of their Convertible Promissory Note for $100,000 USD. These shares were issued pursuant to Section 4(2) as a transaction not involving a public offering.

On October 28, 2005 the Company issued 24,000,000 post two for one forward split restricted shares of common stock to the two shareholders of Parker in exchange for all of the outstanding shares of Parker. These shares were issued pursuant to Section 4(2) as a transaction not involving a public offering.

On December 1, 2005, the Company issued 285,715 post two for one forward split restricted shares of common stock for $100,000. These shares were issued pursuant to Regulation S.

On February 28, 2006, the Company received $100,000 in subscription for 287,915 post two for one forward split restricted shares of common stock, which were issued subsequent to February 28, 2006. These shares were issued pursuant to Regulation S.

During the period September 1, 2005 through February 28, 2006 the Company borrowed $458,000 through the issuance of convertible debentures and promissory notes payable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Plan of Operation

During the period from April 2, 1999 (date of inception of Vitaminoverrun.com Corp.) through February 28, 2006, the Company engaged in no significant operations other than organization activities and research and development. The Company received no revenues. For the year ended February 28, 2006, the company incurred a loss in the amount of $1,443,380 compared to a loss of $220,651 in the previous year. Most of the expenses incurred both years were for office and administrative and consulting fees provided to the Company for the purpose of increasing the Company’s business presence and effort to develop its business plan. During the year ended February 28, 2006 the Company incurred amalgamation, merger and acquisition costs of $717,052 (nil $ for 2005). For the 2005 and 2006 fiscal years, the Company expended $71,383 in 2005 and $179,930 in 2006 for office and administration costs, $12,452 in 2005 and $nil in 2006 for research and development costs, plus $98,483 in 2005 and $146,137 in 2006 for professional and consulting costs. During the year the Company leased space in Seattle, Washington for its head office, incurring rent of $108,749 (nil $ for 2005). The costs were financed by accounts payable and loans payable

Engine Business

The Company's principal business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) and then to manufacture and market it. The Company is continuing its discussions with 3D Environment Technology of Nevada with respect to the development of a combined technology that would incorporate Apache’s radial engine technology and 3D Environment Technology’s electromagnetic engine project. The goal of management is to ultimately license the new combined radial/electromagnetic engine technology to manufacturers of next generation electric cars.

Transportation Business

The Company is focusing its resources on transportation management, technology and sales. With the acquisition of Parker Transnational Industries the company is now a transportation management, technology, sales and manufacturing company that has been established through key acquisitions of transportation and automotive businesses and advanced systems. It is headquartered in Seattle,

Washington with initial international operations rollout planned in Cameroon. The Company’s business purpose is to establish a new paradigm for the transportation industry of Central and West Africa and other emerging economies by developing and operating urban and rural transportations systems, and also researching, commercializing and manufacturing next generation low-cost and energy efficient engines, parts and vehicles. The Company ultimately intends to locate different manufacturing sites in the various foreign countries in which it sells its products, as well as assume management of certain government-run transportation infrastructure.

The Company anticipates that its subsidiary operations in Cameroon will begin to generate revenues by September 2006. However, the Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its businesses. In the process of carrying out its business plan, the Company will continue its funding activities with identified financial partners/investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company As of February 28, 2006, the Company had a working capital deficit of $667,608 compared to a working capital deficit of $68,561 at February 28, 2005. The Company plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations.

For the most recent fiscal year, 2006, the Company incurred a loss in the amount of ($1,443,780) compared to a loss of ($220,651) in 2005. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from April 2, 1999 (date of incorporation) through February 28, 2006, the Company has incurred an accumulated net loss of ($2,560,927), has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.

No material commitments for capital expenditures were made during the years ended February 28, 2006 or 2005 with the exception of the deposit and agreement to acquire 28 buses for operations in Cameroon.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,560,927 for the period from Inception, April 2, 1999 to February 28, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company anticipates operating expenditures for the year ended February 2007 to be $2,500,000 and it is anticipated this will be financed through private placements, loans and anticipated future revenues.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets as at February 28, 2006 and 2005	12

Consolidated Statements of Operations for the years ended February 28, 2006 and 2005, and for the period from April 2, 1999 (Date of Inception) to February 28, 2006	13

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity for the period from April 2, 1999 (Date of Inception) to February 28, 2006	14

Consolidated Statement of Cash Flows for the years ended February 28, 2006, and 2005, and for the Period from April 2, 1999 (Date of Inception) to February 28, 2006	15

Notes to Consolidated Financial Statements	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TRANSNATIONAL AUTOMOTIVE GROUP, INC. (formerly Apache Motor Corporation)
(A Development Stage Company)

We have audited the consolidated balance sheets of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) (a development stage company) as at February 28, 2006 and 2005, and the consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended February 28, 2006 and 2005, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at February 28, 2006 and 2005 and the results of its operations and cash flows for the two years ended February 28, 2006 and 2005 and the cumulative totals for the development stage operations from April 2, 1999 (inception) through February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Pannell Kerr Forster"
Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
May 29, 2006

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28
(U.S. Dollars)

	2006	2005
ASSETS
Current
Cash	$597,640	$5,775
Accounts receivable	11,625	-
Prepaid expense	19,875	-
	629,140	5,775

Deposit on buses (note 4)	278,771	-
Fixed assets (note 5)	21,423	-
Technology rights (note 6)	1	1

Total Assets	$929,335	$5,776

LIABILITIES
Current
Accounts payable and accrued liabilities	$677,741	$55,892
Convertible debentures, promissory notes and other
loans payable (note 7)	619,007	18,445
	1,296,748	74,337
Minority interest in subsidiary company	259,419	0
	1,556,167	74,337

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
Authorized
100,000,000 shares of preferred stock with a par value of $0.001 each

Common Stock (note 8)
Authorized
200,000,000 shares of common stock with a par value of $0.001 each
Issued and outstanding
50,685,715 shares of common stock	50,686	54,211
(54,210,688 – February 28, 2005)
Shares of common stock subscribed	100,000	-
Shares of common stock held by subsidiary company	(100,000)	-
Additional paid in capital	1,883,409	994,775
Deficit accumulated during the development stage	(2,560,927)	(1,117,547)

Total Stockholders' (Deficit) Equity	(626,832)	(68,561)

Total Liabilities and Stockholders' Equity (Deficit)	$929,335	$5,776

See notes to consolidated financial statements.

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended February 28, 2006, and 2005
and for the period from April 2, 1999 (Date of Inception) to February 28, 2006
(U.S. Dollars)

			From April 2,
			1999 (Date of
			Inception) to
			February 28,
	2006	2005	2006

Expenses
Amalgamation and merger costs (see note 9)	$717,052	$-	$852,052
Repairs and maintenance	66,599	-	66,599
Research and development	-	12,452	90,265
Professional and consulting fees	146,137	98,483	331,886
Office and administration	179,930	71,383	522,413
Rent	108,749	-	108,749
Salaries and benefits	41,823	-	41,823
Interest on long term debt	668	-	668
Telephone	3,348	-	37,948
Directors Compensation	-	30,000	30,000
Marketing	10,238	8,333	18,571
Travel and entertainment	88,321	-	98,764
Depreciation and amortization	1,075	-	10,769

Total expenses	1,363,940	220,651	2,210,507

Loss before other items	(1,363,940)	(220,651)	(2,210,507)

Minority interest in operations	81,131	-	81,131

Deficiency in assets on acquisition of
subsidiary company (note 3)	(160,571)	-	(160,571)

Write down of technology rights and
disposal of subsidiary (notes 1a and 6)	-	-	(270,980)

Net Loss	$(1,443,380)	$(220,651)	$(2,560,927)

Basic net loss per share	$(0.03)	$(0.00)

Shares used in basic net loss per share
computation	50,057,143	49,114,668

See notes to consolidated financial statements.

Transnational Automotive Group, Inc.
 (formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Year Ended February 28, 2006
(U.S. dollars)

			Additional	Other	Deficit Accumulated	Total
			Paid-in	Comprehensive	During the	Stockholder’s
	Shares	Amount	Capital	Income	Development Stage	Equity (Deficit)

Inception	0	$0	$0	$0	$0	$0
Issued for organizational cost	333,332	333	2,167	0	0	2,500
Issued for license	266,668	267	1,733	0	0	2,000
Net and other comprehensive loss	0	0	0	(14,700)	(111,069)	(125,769)
Additional paid in capital on
merger	0	0	372,667	0	0	372,667
Balance - February 28, 2001	600,000	$600	$376,567	$(14,700)	$(111,069)	$251,398
Issuances:
To become preferred customer	1,334	1	49	0	0	50
To acquire Cambridge Creek
Properties, Ltd.	1,334	1	49	0	0	50
To acquire The Apache Motor
Corp.	440,000	440	16,060	0	0	16,500
Share issuance by subsidiary	0	0	126,575	0		126,575
Cancellation	(253,334)	(253)	253	0	0	0
Issued for services	13,334	13	49,987	0	0	50,000
Net and other comprehensive loss	0	0	0	(22,438)	(258,548)	(280,986)
Balance - February 28, 2002	802,668	$802	$569,540	$(37,138)	$(369,617)	$163,587
Net and other comprehensive loss	0	0	0	(10,945)	(193,916)	(204,861)
Balance-February 28, 2003	802,668	$802	$569,540	$(48,083)	$(563,533)	$(41,274)
Issued to acquire Manter
Developments Inc.	533,334	533	19,467	0	0	20,000
Cancellation	(133,440)	(133)	133	0	0	0
Net and other comprehensive loss	0	0	0	48,083	(333,363)	(285,280)
Adjustment for reverse split	0			0	0	0
Balance - February 28, 2004	1,202,562	$1,202	$589,140	$0	$(896,896)	$(306,554)
Issuance of common stock for:
promissory notes	1,291,478	1,291	240,861	0	0	242,152
director’s compensation	2,100,000	2,100	8,400	0	0	10,500
services	11,600,000	11,600	46,400	0	0	58,000
debt settlement	38,695,102	38,697	129,295	0	0	167,992
Cancellation of Manter shares	(533,334)	(533)	(19,467)	0	0	(20,000)
Cancellation of shares on disposal
of subsidiary	(278,560)	(279)	279	0	0	0
Re-issuance of common stock
previously cancelled	133,440	133	(133)	0	0	0
Net loss	0	0	0	0	(220,651)	(220,651)
Balance - February 28, 2005	54,210,688	$54,211	$994,775	$0	$(1,117,547)	$(68,561)
Shares cancelled – net (see note 8)	(28,210,688)	(28,211)	29,452	0	0	1,241
Issued to acquire subsidiary	24,000,000	24,000	0	0	0	24,000
Share issuance by subsidiary	0	0	618	0	0	618
Contribution from minority shareholder	0	0	999,800	0	0	999,800
Issued for settlement of loan from subsidiary	400,000	400	99,600	0	0	100,000
Shares held by subsidiary	0	(400)	(99,600)	0	0	(100,000)
Issued for cash	285,715	286	99,714	0	0	100,000
Subscribed for cash - not issued	0	400	99,600	0	0	100,000
Net loss	0	0	0	0	(1,443,380)	(1,443,380)
Minority interest in subsidiary	0	0	(340,550)	0	0	(340,550)
Balance – February 28, 2006	50,685,715	$50,686	$1,883,409	$0	$(2,560,927)	$(626,832)

See notes to consolidated financial statements

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended February 28, 2006 and 2005
and for the Period from April 2, 1999 (Date of Inception) to February 28, 2006
(U.S. Dollars)

			From April 2, 1999
			(Date of inception) to
			February 28,
	2006	2005	2006
Operating Activities

Net (loss)	$(1,443,380)	$(220,651)	$(2,560,927)
Adjustments to reconcile net (loss) to net cash
provided by (used by) operating activities:
Non cash expense:
Minority interest in operations	(81,131)	0	(81,131)
- excess of liabilities over assets on acquisition
of subsidiary	160,571	0	160,571
- depreciation	1,075	0	10,769
- technology rights expensed	0	0	242,156
- shares for services	0	68,500	126,100
Change in operating assets & liabilities	354,396	157,926	734,256
Net cash provided by (used in)
operating activities	(1,008,469)	5,775	(1,481,696)

Investing Activities

Capital assets acquired	(301,269)	0	(339,954)

Financing Activities

Cash from issuance of stock	201,241	0	700,483
Cash from stock subscriptions	100,000	0	100,000
Contribution from minority shareholders	999,800	0	999,800
Loans payable	600,562	0	619,007
	1,901,603	0	2,419,290

Inflow (outflow) of cash	591,865	5,775	597,640

Cash, beginning of year	5,775	0	0

Cash, end of year	$597,640	$5,775	$597,640

Supplemental information
Interest paid	$668	$0
Non cash investing and financing activity
Shares issued for debt	$100,000	$410,144
Shares issued for services	$0	$58,000
Shares issued for Director’s services	$0	$10,500

See notes to consolidated financial statements.

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a) Organization
Transnational Automotive Group, Inc. (the "Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and in August 2001 changed its name to Apache Motor Corporation Inc. In November 2005 the Company changed its name to Transnational Automotive Group, Inc.

In 2001 the Company merged with Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation. Cambridge was a reporting issuer and the Company assumed the reporting issuer status after the merger.

Effective September 12, 2001 the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta corporation, from the shareholders of Apache in exchange for an aggregate of 440,000 shares of its common stock (16,500,000 pre split shares). The exchange was effectively a reverse takeover of the Company by Apache in that the shareholders of Apache became the majority shareholders of the Company. On October 24, 2003 the principal of The Apache Motor Corp (Robert Wither) agreed to return 278,560 shares of common stock (10,466,000 pre split shares) for cancellation that he had received from the Company and the Company disposed of its shares in The Apache Motor Corp. (the Company’s subsidiary company) to Robert Wither in conjunction with the cancellation of his shares in the Company. The Company retained the rights to the technology and returned the shares of the subsidiary to the original owners.

In 2002 the Company completed a 5:1 forward stock split.

On May 3, 2004 the Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 533,334 shares of common stock (20,000,000 pre split shares) of common stock of the Company previously issued in trust for Manter subject to a performance agreement.

On June 7, 2004, the Company completed a 1:75 reverse stock split.

On October 14, 2005 the Company completed a 2:1 forward stock split.

On October 28, 2005 the Company issued 24,000,000 shares of common stock to acquire 100% of the issued share capital of Parker Automotive Group International, Inc. (PAGI). PAGI is in the business of developing a public bus transportation system in Cameroon through its 66% owned subsidiary, Parker Transportation Inc., Cameroon. (see note 3)

All share and per share amounts for the year ended February 28, 2006 and comparative figures have been restated to reflect all the forward and reverse stock splits. (see note 2j)

b) Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,560,927 for the period from inception April 2, 1999 to February 28, 2006 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

c) Development Stage Activities
To date the Company’s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. In a development stage company, management devotes most of its activities in investigating business opportunities and planning for its principal activities.

The Company commenced operations in Cameroon in late October 2005 to develop the urban bus transportation system in its subsidiary company incorporated in Cameroon.

The efforts to date in Cameroon have focused on the cleaning-up and restoration of the primary bus depot located in the capital city of Yaounde, establishing urban routes, readying roadways and bus stops, preparing the maintenance facility; completing administrative matters such as opening bank accounts, securing operating licenses, recruiting and screening administrative staff, bus drivers, mechanics and security personnel.

2.      SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

a) Principles of Consolidation
These financial statements include the accounts of the Company, Parker Automotive Group International, Inc. (“PAGI”), a Washington USA wholly owned subsidiary, Transnational Automotive Group, Cameroon (“TAUGC”), a wholly owned Cameroon subsidiary and a 66% interest in Parker Transportation Inc., Cameroon (“PTIC”). The remaining 34% equity interest is owned by various Cameroon governmental bodies. All inter company balances and transactions have been eliminated.

b) Organization and Start Up Costs
Costs of start up activities, including organization costs, are expensed as incurred.

c) Foreign Currency Translation
The Company considers the US dollar to be its functional currency as it is the currency of the primary economic environment in which the Company and its subsidiaries currently operate. Accordingly, monetary assets and liabilities denominated in foreign currencies are translated into US dollars at the exchange rate in effect at the balance sheet date and non monetary assets and liabilities are translated at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at rates approximating the exchange rates in effect at the time of the transactions. All exchange gains and losses are included in operations.

d) Development Stage Company
The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. The Company considers all losses accumulated since inception to be part of the Company’s development stage activities.

e) Use of Estimates
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

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

f) Loss Per Share
In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At February 28, 2006 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

g) Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

h) Financial Instruments
i. Fair values
The carrying value of cash, accounts receivable, accounts payable and accrued liabilities and convertible debentures, promissory notes and loans payable approximate their fair value because of the short maturity of these financial instruments.

ii Interest rate risk
The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and liabilities.

iii Credit risk
The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations of customers and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management’s expectations.

iv Currency risk
The Company is exposed to foreign currency fluctuations to the extent expenditures incurred are not denominated in U.S. dollars. At February 28, 2006 cash includes approximately $575,000 denominated in CFA (Cameroon francs).

i) Recent accounting pronouncements
i. In December 2004, FASB issued a revision of FASB Statement No. 123R. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. The Company will conform with FASB 123R.

ii. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

iii. In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The adoption of this standard did not have a material impact on its financial statements.

iv. In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 does not have a material affect on the Company’s financial position, results of operations or cash flows.

v. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

j) Issued Shares
All share and per share amounts have been restated to reflect the 5:1 forward split in 2002, the 1:75 reverse stock split in 2004 and the 2:1 forward split in 2005. (see note 8)

k) Fixed Assets
Equipment is recorded at cost and is being amortized over its estimated useful life using the following rates:
Computer equipment	30% Declining balance
Computer software	30% Declining balance
Furniture and equipment	20% Declining balance
Automobile equipment	30% Declining balance

3.      ACQUISITION OF SUBSIDIARY COMPANY

The Company issued 24,000,000 shares of common stock to acquire PAGI in October 2005. The Company has used the purchase method to account for its acquisition of PAGI, the assets and liabilities of which were as follows on acquisition:

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

Fair value of net assets acquired:

Cash	$48,647
Loan receivable	113,100
Inter company loan	11,700
Accounts payable	(75,018)
Notes payable	(235,000)
(136,571)
Purchase price	(24,000)
Excess of purchase price over net assets acquired	$(160,571)

The excess of the purchase price over net assets acquired represents the accumulated deficits of the companies acquired. The Company determined to write off the excess as a cost of the acquisition and to reflect only real assets and liabilities on consolidation.

4.      DEPOSIT ON BUSES

The Company and its subsidiaries PTIC (66% ownership) and TAUGC (100% ownership), herein ‘the Company’, advanced $278,771 as a deposit on a contract to purchase 28 passenger buses from Yancheng Zhongda International Trading Co., Ltd. (herein ‘Zhongda’) of the People’s Republic of China for a total cost price plus shipping of $1,824,190. Subsequent to February 28, 2006 a Trust for whom an officer of the Company is a trustee advanced $1,500,000 to Zhongda to facilitate the purchase. The Company has agreed to repay the Trust $200,000 per month for nine months commencing September 2006. Until the Trust is repaid, title to the buses will remain with the Trust.

5.      FIXED ASSETS

	Cost	Amortization	Net
Computer equipment	$10,395	$567	$9,828
Computer software	1,399	68	1,331
Furniture and equipment	4,340	167	4,173
Automotive equipment	6,364	273	6,091
	$22,498	$1,075	$21,423

6.      TECHNOLOGY

The Company's original business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor funding at this time. The Company has written down its past investment in the technology to $1. The Company is in the process of identifying and achieving funding for its family of engine, fuel, and advanced energy-saving and environmentally-friendly technologies and products/services.

7.      CONVERTIBLE DEBENTURES, PROMISSORY NOTES AND OTHER LOANS PAYABLE

	2006	2005
Convertible debentures and promissory notes payable,
unsecured, with interest accruing at between 7%
and 8% per annum	$458,000	$0
Other loans payable	161,007	18,445
	$619,007	$18,445

The promissory notes are payable on demand and are convertible to shares of common stock of the Company at $0.48 per share at the discretion of the note holders.
The other loans payable are due to third parties, are unsecured and non-interest bearing with no fixed terms of repayment.

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

8.      SHARE CAPITAL

Issued Shares of Common Stock

On June 7, 2004, the Company completed a 1:75 reverse stock split.
On October 14, 2005 the Company completed a 2:1 forward stock split.

All share and per share amounts for the year ended February 28, 2006 and comparative figures have been restated to reflect the reverse and forward stock splits.

The par value of the common stock remained unchanged at $0.001 and the number of authorized common stock remained unchanged at 100,000,000.

Common stock issuances during 2005 and 2006 were as follows (also see note 1):

On April 16, 2004 the Company issued 1,291,478 of its common shares in settlement of $242,152 in promissory notes payable.

On July 1, 2004 The Company issued 2,100,000 shares of common stock to its three directors in remuneration for services rendered to the Company and fairly valued at $10,500;

On November 12, 2004 the Company issued 11,600,000 shares of common stock fairly valued at $58,000 in remuneration for services rendered to the Company; issued 38,695,102 shares of common stock in settlement of debt of $167,992.

The Company cancelled 533,334 shares of common stock previously issued to acquire Manter Enterprises Inc. in 2004 (note 1a).

The Company cancelled 278,560 shares of common stock previously issued as part of the shares of common stock issued to acquire Apache in 2001(note 1a).

On May 3, 2004 the Company reissued 133,440 common shares previously cancelled during the year.

During the year ended February 28, 2006 the Company cancelled 28,210,688 shares of common stock previously issued to related parties in a debt restructuring and on October 28, 2006 issued 24,000,000 shares of common stock fairly valued at $0.001 per share to acquire all of the issued shares of Parker Automotive Group, Inc. (PAGI) of Seattle. PAGI is in the business of developing a public transportation system in Cameroon.

On October 27, 2005 the Company issued 400,000 shares of common stock in settlement of a loan from PAGI for $100,000 and on December 1, 2005 the Company issued 285,715 shares of common stock for $100,000 cash. The 400,000 shares are held by a subsidiary company wholly owned by the Company.

Increase in Capital Stock
On December 11, 2005 the Board of Directors of Apache approved amendments to the Articles of Incorporation of Apache to change the name of Apache to Transnational Automotive Group Inc, to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and to increase the number of authorized shares of preferred stock from 20,000,000 to 100,000,000.

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

9.      RELATED PARTY TRANSACTIONS

During the year ended February 28, 2006 the Company recorded $229,985 in consulting fees categorized as amalgamation and merger expense to directors and officers of the Company.

At February 28, 2006 the Company owes $10,000 to a director of the Company pursuant to a promissory note payable for a bridge loan to the Company (see note 7).

The Company entered into an equipment lease with a Trust for which a trustee is also an officer of the Company (see note 4).

A wholly owned subsidiary of the Company acquired 400,000 shares of common stock from the Company for $100,000 loan settlement.

10.     INCOME TAXES

The Company has operating losses carried forward to apply against future year’s taxable income. The components of future income tax assets are as follows:

	2006	2005

Future income tax assets
Non-capital loss carry forwards	$2,259,531	$1,117,547
Approximate tax rate	35%	35%

	790,836	391,141
Valuation allowance	(790,836)	(391,141)
Estimated value	$0	$0

11.     SUBSEQUENT EVENTS

Subsequent to February 28, 2006 the Company issued 285,715 shares of common stock pursuant to the receipt of $100,000 shown as shares of common stock subscribed at February 28, 2006; and the Company issued 1,666,666 shares of common stock at $0.48 per share for the receipt of $800,000 subsequent to February 28, 2006.

12. COMMITMENTS

- The Company has committed to office space leases totalling $352,776 for ten months in 2006 and totalling $277,008 for twelve months in 2007.

- The Company has committed to acquire an additional bus for a payment of $59,020.

- The Company has committed to lease payments of $200,000 per month for nine months commencing September 2006 for the purchase of 28 buses. (see note 4)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable disagreements on accounting or financial disclosure issues.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on form 10-KSB. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

The Company’s Chief Executive Officer and Chief Financial Officer believe that the necessary personnel and procedures are in place to ensure timely reporting as required by the SEC.

The Company has added management executives with specific business and financial expertise.

Mr. Joseph W. Parker is currently Chairman, Director and Chief Executive Officer of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation).

Mr. Dan Goldman is currently VP Business Development and Director of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation).

Mr. William Jacobsen is a Director of Transnational Automotive Group, Inc.

Dr. Ralph Thomson is a Director of Transnational Automotive Group, Inc.

Adam Jenn is a Director of Transnational Automotive Group, Inc.

Subsequent to the year ended February 28, 2006 James G. Buck became, President, and Don Durand was appointed COO of the Company. Seid Sadat was appointed CFO of the Company.

ITEM 8B. CHANGES IN INTERNAL CONTROL

There were no changes in the Company’s internal controls or in other factors that could affect these financial statements subsequent to the date of their evaluation

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

This table sets forth the name, age and position of each director and executive officer of the Company :

NAME	AGE	POSITION

Joseph W. Parker	52	Director, Chairman of the Board, CEO
Dan Goldman	44	Director, VP Business Development & Treasurer
Dr. Ralph J. Thomson	68	Director
William T. Jacobsen	59	Director
Adam Jenn	49	Director
James G. Buck	57	President
Don Durand	36	Chief Operating Officer
Seid Sadat	46	Chief Financial Officer

ITEM 10. EXECUTIVE COMPENSATION

At February 28, 2006, there was $143,485 paid to directors by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2006 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

		PERCENTAGE OF
Name and Position	NUMBER OF SHARES	OUTSTANDING SHARES

Joseph W. Parker	0	0.00%
Chairman of the Board
CEO, Director

James G. Buck	0	0.00%
President

Dan Goldman,	2,400,000	4.73%
Director,
VP Business Development & Treasurer

Don Durand
Chief Operating Officer	0	0.00%

Dr. Ralph J. Thomson
Director	0	0.00%

William T. Jacobson
Director	0	0.00%

Adam Jenn
Director	2,000,000	3.95%

Parker Automotive Group International, Inc.	21,600,000	42.62%
(Joseph W. Parker is majority shareholder)

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (7 persons)	26,000,000	51.3%

CHANGE IN CONTROL

The Company is not aware on any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the company has not received notice of any such effort.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended February 28, 2006 the Company paid $229,985 in consulting fees to directors and officers of the Company.

At February 28, 2006 the Company owes $10,000 to a director of the Company pursuant to a promissory note payable for a bridge loan to the Company (see note 7).

The Company entered into an equipment lease with a Trust for which a trustee is also an officer of the Company (see note 4).

A wholly owned subsidiary of the Company acquired 400,000 shares of common stock from the Company for $100,000.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Acting Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Acting Chief Financial Officer

REPORTS ON FORM 8-K:

8K 2005-11-07
8K/A 2005-11-21

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Table of Audit Fees paid to Pannell Kerr Forster.

Pannell Kerr Forster	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2005	26,500	0	0	10,675
2006	10,000	0	0	10,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ James G. Buck	Date: May 30, 2006
James G. Buck, President

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Joseph W. Parker	Date: May 30, 2006
Joseph W. Parker, Chairman,
Chief Executive Officer, Director

By:	/s/ Seid Sadat	Date: May 30, 2006
Seid Sadat, Chief Financial Officer

By:	/s/ Adam Jenn	Date: May 30, 2006
Adam Jenn, Director

By:	/s/ Dr. Ralph J. Thomson	Date: May 30, 2006
Dr. Ralph J. Thomson, Director

By:	/s/ William T. Jacobson	Date: May 30, 2006
William T. Jacobson, Director

By:	/s/ Daniel Goldman	Date: May 30, 2006
Daniel Goldman, Director