Form 10QSB
period 2006-05-31
Transnational Automotive Group, Inc.
filed 2006-07-17
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended May 31, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from n/a to n/a

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Columbia Tower	(206) 262-7413
701 5th Avenue, Suite 4200	(Registrant's phone number)
Seattle, WA 98104
(Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ]   No          (2) Yes [ x ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: as of June 30, 2006 the Issuer had 50,185,715 shares of common stock of par value $0.001 per share issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No [ x ]

Transitional Small Business Disclosure Format (Check one):   Yes      No [ x ]

PART I - FINANCIAL INFORMATION

The accompanying consolidated balance sheets of Transnational Automotive Group, Inc. [formerly Apache Motor Corporation] (a development stage company) as at May 31, 2006, and the consolidated statements of operations and cash flows for the three months ended May 31, 2006, and 2005, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through May 31, 2006 have been prepared by Transnational Automotive Group, Inc.’s (formerly Apache Motor Corporation) management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Due to the Development Stage status of the Company, operating results for the quarter ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	12

	Special Note Regarding Forward Looking Statements	12
	Plan of Operation	12
	Results of Operations	14
	Liquidity and Capital Resources	14

ITEM 3.	CONTROLS AND PROCEDURES	14

PART II - OTHER INFORMATION

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at May 31, 2006 and February 28, 2006
U.S. Dollars

	May 31,	February 28,
	2006	2006
	(Unaudited)

ASSETS
Current Assets:
Cash	$1,113,158	$597,640
Accounts receivable	14,435	11,625
Prepaid expense	185,157	19,875
Travel advances	41,900	-
Total Current Assets	1,354,650	629,140

Other Assets:
Deposit on buses (note 4)	431,835	278,771
Fixed assets	34,715	21,423
Technology rights	1	1
Total Other Assets	466,551	300,195

TOTAL ASSETS	$1,821,201	$929,335

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$834,169	$677,741
Common stock over subscription	499,364	-
Promissory notes and other loans payable (note 6)	456,000	619,007
	1,789,533	1,296,748

Minority interest in subsidiary company	285,710	280,901
	2,075,243	1,577,649

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Issued and Outstanding	-	-
Authorized (100,000,000 shares authorized with a par value of $0.001 each)
Common Stock – Issued and Outstanding 50,685,715 shares	50,686	50,686
Authorized (200,000,000 shares authorized with a par value of $0.001 each)
Subscribed	1,345,000	100,000
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	1,883,409	1,883,409
Other comprehensive income	80,118	-
Deficit accumulated during the development stage	(3,513,255)	(2,582,409)
Total Stockholders' Equity (Deficit)	(254,042)	(648,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$1,821,201	$929,335

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended May 31, 2006 and 2005
And for the period from April 2, 1999 (Date of Inception) to May 31, 2006
(Unaudited)
U.S. dollars

	Three Months		From April 2, 1999 (Date of Inception)
	2006	2005	to May 31, 2006
Expenses	$	$	$
Amalgamation and merger costs	-	-	852,052
Repairs and maintenance	8,272	-	74,871
Research and development	-	-	90,265
Professional and consulting fees	485,189	1,228	817,075
Office and administration	116,374	13,643	638,787
Rent (note 9)	124,817	-	233,566
Salaries and benefits	57,307	-	99,130
Interest on debt	23,777	-	24,445
Telephone	2,570	-	40,518
Directors’ compensation	-	-	30,000
Marketing	1,801	-	20,372
Travel	102,699	-	201,463
Depreciation and amortization	2,891	-	13,660
Loss before other items	(925,697)	(14,871)	(3,136,204)
Minority interest in operations	(5,149)	-	75,982
Adjustment to prior period deficit of
subsidiary company	-	-	(21,482)
	(5,149)	-	54,500
Deficiency in assets on acquisition of
subsidiary company	-	-	(160,571)
Write down of technology rights and
disposal of subsidiary	-	-	(270,980)
	(5,149)	-	(377,051)

Net loss for the period	(930,846)	(14,871)	(3,513,255)

Other comprehensive income	80,118	-	80,118

Total comprehensive loss	$(850,728)	$(14,871)	$(3,433,137)

Net loss per share	$(0.02)	$(0.00)

Weighted average number of shares	50,685,715	54,210,688

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended May 31, 2006 and 2005, and for the period from
April 2, 1999 (Date of Inception) to May 31, 2006
(Unaudited)
U.S. Dollars

			From April 2, 1999
	Three Months Ended		(Date of Inception)
	2006	2005	to May 31, 2006

Operating Activities
Net (loss)	$(930,846)	$(14,871)	$(3,513,255)
Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Non cash expense:
- depreciation and amortization	2,891	-	13,660
- technology rights expensed	-	-	270,980
- shares for services	-	-	126,100
- minority interest in operations	5,149	-	285,710
- excess of liabilities over assets on
acquisition of subsidiary	-	-	160,571
Change in operating assets and liabilities	445,460	9,899	697,192
Net cash (used in) operating activities	(477,346)	(4,972)	(1,959,042)

Investing Activities
Deposit on buses	(153,064)	-	(431,835)
Capital assets acquired	(16,183)	-	(77,366)
Net cash (used in) investing activities	(169,247)	-	(509,201)

Financing Activities
Proceeds from (repayment of) loans payable	(163,007)	-	456,000
Cash from stock subscriptions	1,245,000	-	1,345,000
Contribution from minority shareholders	-	-	999,800
Cash from issuance of stock	-	-	700,483
Net cash from financing activities	1,081,993	-	3,501,283

Effect of foreign currency translation on cash	80,118	-	80,118

Inflow (outflow) of cash	515,518	(4,972)	1,113,158

Cash, beginning of period	597,640	5,775	-

Cash, end of period	$1,113,158	$803	$1,113,158

Supplemental information

Interest paid	$23,777	$-
Taxes paid	$-	$-

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
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

On October 28, 2005 the Company issued 24,000,000 shares of common stock to acquire 100% of the issued share capital of Parker Automotive Group International, Inc. (PAGI). PAGI is in the business of developing a public bus transportation system in Cameroon through its 66% owned subsidiary, Parker Transportation Inc., Cameroon (see note 3).

All share and per share amounts for the three months ended May 31, 2006 and comparative figures have been restated to reflect all the forward and reverse stock splits.

b) Development Stage Activities

To date the Company’s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. In a development stage company, management devotes most of its activities in investigating business opportunities and planning for its principal activities.

The Company commenced operations in Cameroon in late October 2005 to develop an urban bus transportation system in its subsidiary company incorporated in Cameroon.

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
Three Months Ended May 31, 2006
(Unaudited)
U.S. Dollars

c) Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,513,255 for the period from inception April 2, 1999 to May 31, 2006 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

a) Principles of Consolidation

These financial statements include the accounts of the Company, Parker Automotive Group International, Inc. (“PAGI”), a Washington USA wholly owned subsidiary, Transnational Automotive Group, Cameroon (“TAUGC”), a wholly owned Cameroon subsidiary and a 66% interest in Parker Transnational Industries, Cameroon (“PTIC”). The remaining 34% equity interest is owned by various Cameroon governmental bodies. All inter company balances and transactions have been eliminated.

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

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited)
U.S. Dollars

f) Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At May 31, 2006 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

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

h) Financial Instruments

i. Fair values
The carrying value of cash, accounts receivable, accounts payable and accrued liabilities, promissory notes and loans payable approximate their fair value because of the short maturity of these financial instruments.

ii Interest rate risk
The Company is not exposed to significant interest rate risk due to the short term maturity of its monetary current assets and liabilities.

iii Credit risk
The Company is exposed to credit risk with respect to its accounts receivable. The Company follows a program of credit evaluations and limits the amount of credit extended when deemed necessary. The Company maintains provisions for potential credit losses and any such losses to date have been within management’s expectations.

iv Currency risk
The Company is exposed to foreign currency fluctuations to the extent expenditures incurred are not denominated in U.S. dollars. At May 31, 2006 cash includes approximately $525,000 denominated in CFA (Cameroon francs).

i) Recent accounting pronouncements

i. In December 2004, FASB issued a revision of FASB Statement No. 123R. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. The Company is in conformance with and will continue to conform with FASB 123R.

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

iii. In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and 8

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited)
U.S. Dollars

replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The adoption of this standard had no impact on the Company’s financial statements.

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

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited)
U.S. Dollars

4. DEPOSIT ON BUSES

The Company and its subsidiaries PTIC (66% ownership) and TAUGC (100% ownership), herein ‘the Company’, advanced $431,835 as a deposit on a contract to purchase and ship 28 passenger buses from Yancheng Zhongda International Trading Co., Ltd. (herein ‘Zhongda’) of the People’s Republic of China for a total cost price plus shipping of $1,824,190. Subsequent to May 31, 2006 a Trust for whom a former officer of the Company is a trustee advanced $1,500,000 to Zhongda to facilitate the purchase. The Company has agreed to repay the Trust $200,000 per month for nine months commencing ninety one days after the delivery of the buses to PTIC in Cameroon. Until the Trust is repaid, title to the buses will remain with the Trust.

5. TECHNOLOGY

The Company's original business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor funding at this time. In 2003 the Company wrote down its past investment in the technology to $1. The Company is in the process of identifying and achieving funding for its family of engine, fuel and advanced energy-saving and environmentally friendly technologies and products or services.

6. PROMISSORY NOTES AND OTHER LOANS PAYABLE

	2006	2005
Promissory notes payable, unsecured, with interest accruing
at between 7% and 8% per annum	$456,000	$458,000

Other loans payable	-	161,007

	$456,000	$619,007

The promissory notes are payable on demand and are convertible to units of the Company at $0.48 per unit at the discretion of the note holders. Each unit consists of one share of common stock of the Company plus a share purchase warrant to acquire an additional share for $1.50.

The other loans payable were due to third parties, unsecured and non-interest bearing with no fixed terms of repayment.

7. SHARE CAPITAL

Issued Shares
No common shares were issued during the three months ended May 31, 2006 (see also note 10). At May 31, 2006 the Company had received subscriptions from investors of $1,345,000 and has committed to the future issuance of 3,013,811 shares of common stock.

8. RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2006 the Company expensed $138,515 and deferred as prepaid $167,011 in consulting fees to directors and officers of the Company.

At May 31, 2006 the Company owes $10,000 to a director of the Company pursuant to a promissory note payable for a bridge loan to the Company.

The Company entered into an equipment lease with a Trust for which a trustee was also an officer of the Company (see note 4). A wholly owned subsidiary of the Company acquired 400,000 shares of common stock from the Company for $100,000 loan settlement.

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(a Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited)
U.S. Dollars

9. COMMITMENTS

- The Company has committed to office space leases totalling approximately $297,100 to July 2007.
- The Company has committed to acquire an additional bus for a payment of $59,020.
- The Company has committed to lease payments of $200,000 per month for nine months commencing October 2006 for the purchase of 28 buses (see note 4).

10. SUBSEQUENT EVENTS

Subsequent to the quarter ended May 31, 2006:
The Company issued 285,715 shares of common stock valued at $0.35 per share for the receipt of $100,000 prior to May 31, 2006. These shares issued were included in stock subscribed for at May 31, 2006 (see note 7).

Subsequent to May 31, 2006 the Company cancelled 500,000 shares of common stock previously issued.

The Company expects to take delivery of 28 buses during July 2006 and commence lease payments of $200,000 per month for nine months in October 2006 (see note 4).

The Company has committed to pay $500,000 to acquire 81% of Bonanza Estates S.A., a management company in Cameroon with the contract to manage Bonanza Estates. The Company further agreed to issue 4,000,000 shares of common stock to acquire 40% of Bonanza Estates, a company with leaseholds and rights to property in Cameroon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three months ended May 31, 2006 and 2005 (prepared by management, without audit).

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

Plan of Operation

Events during the three months ended May 31, 2006:

March 15, 2006 the Company began implementation of an Agreement with the government of the Republic of Cameroon to provide urban bus transportation to cities throughout the country and to provide bus transportation between the cities. Under the terms of the Agreement Parker Transnational Industries,

Cameroon (“PTIC”) was established to operate the bus system. PTIC is owned 66% by the Company and 34% by the City of Yaoundé along with the Cameroon Ministry of Hydrocarbons.

In Cameroon, urbanites have been without urban bus transportation for over 11 years. Under the terms of the Agreement signed on October 12, 2005, the Company, through PTIC, will initially provide bus service in the capital city of Yaoundé, and then subsequently provide service in the port city of Douala followed by similar service in other urban centers.

The city of Yaoundé also delivered to PTIC an agreement for the use of the Yaoundé city bus depot and office building used by the previous bus operator. The depot is currently being renovated and prepared to service the new bus fleet. The bus depot has an estimated value of $5.5M USD.

The Agreement specifies that the government will contribute other significant urban properties to PTIC and further enhance the underlying asset value of the venture.

LeBus is the brand name given to PTIC for its urban transportation system. PTIC operating as LeBus has accomplished the following:

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

LeBus has completed the creation of its training program for bus drivers.

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

The following has been accomplished by PTIC operating as LeCar:

The feasibility study and business plan for the first phase of this business has been completed. The first 11 coaches (inter-city buses) have been manufactured and are being shipped to Cameroon. A funding organization in Cameroon has expressed interest in funding the venture.

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

The Company signed a Letter of Intent dated April 4, 2006 with Parker Transnational Industries, LLC (‘PTI’), a private company owned by the family of a director and officer of Transnational Automotive Group, Inc., to negotiate an interest in Bonanza Estates S.A., a real estate and management company, and Bonanza Estates, a company that controls a 500 acre parcel (210 hectares) located in the Limbe area of Cameroon. This letter of intent was assigned to and super ceded by an agreement directly between Transnational Automotive Group, Inc. and Bonanza Estates. The acquisition of this interest in the Bonanza Estates property would involve the exchange of approximately 4 million shares of the Company’s common stock.

The Bonanza Estates property consists of 500 acres of land fronting a seafront beach shoreline of approximately 1800 yards. The property currently has an oceanfront hotel, an active palm oil plantation, two rock quarries and a rainforest and holds an Industrial Free Zone status. In addition the property is located near a proposed deep water port, which is currently under construction in Limbe.

Results of Operations

Comparison of the three months ended May 31, 2006 with the three months ended May 31, 2005. No revenue was recorded for the three months period ended May 31, 2006 and no revenue was recorded during the same period of the prior year. Net loss for the three months period ended May 31, 2006 was $(930,846) compared to a loss of $(14,871) in the three months ended May 31, 2005. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To date, the Company has generated no revenues and has accumulated losses since inception of $3,513,255.

Financial Position at May 31, 2006:

The Company's working capital position remained improved at May 31, 2006 with current liabilities less than current assets of $1,354,650 creating working capital of $64,481. At the Company’s year ended February 28, 2006 the Company had a working capital deficit of $(667,608).

Liquidity and Capital Resource

The Company has financed its expenses and costs thus far through the increase in its accounts payable, payments made by others for the Company and by the settlement of the payable amounts with shares of common stock of the Company. The Company plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. No material commitments for capital expenditures were made other than the commitment to pay $200,000 per month for the lease to purchase twenty eight buses commencing ninety one days after delivery of the buses to Cameroon. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company intends to finance the Company from the issuance of treasury stock followed by debt financing as necessary to continue the growth of operations.

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

The Company has added management executives with specific business and financial expertise and the Company’s Chief Executive Officer and Chief Financial Officer believe that the necessary personnel and procedures are currently being put in place to ensure timely reporting as required by the SEC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities and use of proceeds.

No change since previous filing.

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

8-K 2006-02-21
8-K 2006-03-28
8-K 2006-05-23

Item 6. Exhibits and Reports on Form 8-K

ocuments incorporated by reference: Form 10KSB, Form 8K

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 12, 2006	Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(Registrant)

By: /s/ Philip T. Klapakis

Philip T. Klapakis,
President and Director