Form 10QSB
period 2006-08-31
Transnational Automotive Group, Inc.
filed 2006-10-16
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended August 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from n/a to n/a

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 East Tropicana Avenue	(604) 678-9446
Suite 100	(Registrant's phone number)
Las Vegas, Nevada 89119
(Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [x] No [   ]     (2) Yes [x] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.
On September 30, 2006 the Issuer had 32,971,430 shares of common stock of par value $0.001 per share issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [x]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Transnational Automotive Group, Inc. [formerly Apache Motor Corporation] (a development stage company) as at August 31, 2006, and the consolidated statements of operations and cash flows for the three and six months ended August 31, 2006 and 2005 and the cumulative totals for the development stage operation from April 2, 1999 (inception) through August 31, 2006 have been prepared by Transnational Automotive Group, Inc.’s management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included in these financial statements and all such adjustments are of a normal or recurring nature.

Due to the Development Stage status of the Company, operating results for the three and six months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at August 31, 2006 and February 28, 2006
U.S. Dollars

	August 31,	February 28,
	2006	2006
	(Unaudited)

ASSETS
Current Assets:
Cash	$143,537	$597,640
Accounts receivable	57,896	11,625
Prepaid expense	26,136	19,875
Deferred expenses	16,702	-
Inventory of parts	16,380	-
Total Current Assets	260,651	629,140

Other Assets:
Buses (note 4)	2,051,648	278,771
Fixed assets	46,839	21,423
Technology rights	1	1
Total Other Assets	2,098,488	300,195

TOTAL ASSETS	$2,359,139	$929,335

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$422,073	$677,741
Promissory notes and other loans payable (note 6)	956,000	619,007
Lease payable (note 4)	1,531,233	-
	2,909,306	1,296,748

Minority interest in subsidiary company	219,358	280,901
	3,128,664	1,577,649

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Issued and Outstanding	-	-
Authorized (100,000,000 shares authorized with a par value of $0.001 each)
Common Stock – Issued and Outstanding 50,971,430 shares	50,971	50,686
Authorized (200,000,000 shares authorized with a par value of $0.001 each)
Subscribed	1,863,819	100,000
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	1,983,124	1,883,409
Deficit accumulated during the development stage	(4,567,439)	(2,582,409)
Total Stockholders’ Equity (Deficit)	(769,525)	(648,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$2,359,139	$929,335

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended August 31, 2006 and 2005
And for the period from April 2, 1999 (Date of Inception) to August 31, 2006
(Unaudited)
U.S. dollars

		Three Months				Six Months				From April 2, 1999
										(Date of Inception)
		2006		2005		2006		2005		to August 31, 2006
Expenses	$		$		$		$		$
Amalgamation and merger costs		-		-		-		-		852,052
Repairs and maintenance		70,923		-		79,195		-		145,794
Research and development		-		-		-		-		90,265
Professional and consulting fees		502,661		26,606		987,850		27,834		1,319,736
Office and administration		33,415		3,004		149,789		16,647		672,202
Rent (note 9)		99,446		-		224,263		-		333,012
Salaries and benefits		292,313		-		349,620		-		391,443
Interest		31,271		-		55,048		-		55,716
Telephone		7,788		-		10,358		-		48,306
Directors’ compensation		-		-		-		-		30,000
Marketing		19,747		-		21,548		-		40,119
Travel		141,566		-		244,265		-		343,029
Depreciation and amortization		3,026		-		5,917		-		16,686
Foreign exchange (gain) loss		(1,502)		-		(81,620)		-		(81,620)
Loss before other items		(1,200,654)		(29,610)		(2,046,233)		(44,481)		(4,256,740)
Minority interest in operations		66,352		-		61,203		-		142,334
Adjustment to prior period deficit of
subsidiary company		-		-						(21,482)
		66,352		-		61,203		(44,481)		120,852
Deficiency in assets on acquisition of
subsidiary company		-		-		-		-		(160,571)
Write down of technology rights and
disposal of subsidiary		-		-		-		-		(270,980)
		66,352		-		61,203		(44,481)		(310,699)
Net loss for the period		$(1,134,302)		$(29,610)		$(1,985,030)		$(44,481)		$(4,567,439)

Net loss per share		$(0.02)		$(0.03)		$(0.04)		$(0.00)
Weighted average number of shares		50,943,480		19,576,871		50,814,597		23,214,939

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended August 31, 2006 and 2005 and for the period from
April 2, 1999 (Date of Inception) to August 31, 2006
(Unaudited)
U.S. Dollars

						From April
						2, 1999
		Six Months Ended				(Date of
		2006		2005		Inception) to
						August 31,
						2006

Operating Activities	$		$		$
Net (loss)		(1,985,030)		(44,481)		(4,567,439)
Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Non cash expense:
- depreciation and amortization		5,917		-		16,686
- technology rights expensed		-		-		270,980
- shares for services		-		(1,196)		126,100
- minority interest in operations		(61,203)				219,538
- excess of liabilities over assets on
acquisition of subsidiary		-		-		160,571
Change in operating assets and liabilities		(341,622)		40,230		(105,220)
Net cash (used in) operating activities		(2,381,938)		(5,447)		(3,878,784)

Investing Activities
Buses		(241,644)		-		(520,415)
Capital assets acquired		(31,333)		-		(77,366)
Net cash (used in) investing activities		(272,977)		-		(597,781)

Financing Activities
Proceeds from (repayment of) loans payable		336,993		-		956,000
Cash from stock subscriptions		1,763,819		-		1,863,819
Contribution from minority shareholders		-		-		999,800
Cash from issuance of stock		100,000		-		800,483
Net cash from financing activities		2,200,812		-		4,620,102

Inflow (outflow) of cash		(454,103)		(5,447)		143,537

Cash, beginning of period		597,640		5,775		-

Cash, end of period		$143,537		$328		$143,537

Supplemental information
						55,716
Interest paid		$-		$-	$

Taxes paid		$-		$-		$-

Non cash financing		$1,500,000		$-		$1,500,000

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

a) Organization
Transnational Automotive Group, Inc. (the "Company") was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp., in August 2001 changed its name to Apache Motor Corporation Inc. and in November 2005 the Company changed its name to Transnational Automotive Group, Inc.

In 2001 the Company merged with Cambridge Creek Companies, Ltd. ("Cambridge"), a Nevada corporation. Cambridge was a reporting issuer and the Company assumed the reporting issuer status after the merger.

Effective September 12, 2001 the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. ("Apache"), an Alberta corporation, from the shareholders of Apache in exchange for an aggregate of 440,000 shares of its common stock. The exchange was effectively a reverse takeover of the Company by Apache in that the shareholders of Apache became the majority shareholders of the Company. On October 24, 2003 the principal of The Apache Motor Corp (Robert Wither) agreed to return 278,560 shares of common stock for cancellation that he had received from the Company and the Company disposed of its shares in its subsidiary company, The Apache Motor Corp., to Robert Wither in conjunction with the cancellation of his shares in the Company. The Company retained the rights to the technology and returned the shares of the subsidiary to the original owners.

In 2002 the Company completed a 5:1 forward stock split.

On May 3, 2004 the Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 533,334 shares of common stock of the Company previously issued in trust for Manter subject to a performance agreement.

On June 7, 2004, the Company completed a 1:75 reverse stock split.

On October 14, 2005 the Company completed a 2:1 forward stock split.

On October 28, 2005 the Company issued 24,000,000 shares of common stock to acquire 100% of the issued share capital of Parker Automotive Group International, Inc. (PAGI). Subsequently 18,000,000 shares of the 24,000,000 shares originally issued were returned to the Company and cancelled. PAGI is in the business of developing a public bus transportation system in Cameroon through its 66% owned subsidiary, Parker Transportation Inc., Cameroon (see note 3).

All share and per share amounts for the three and six months ended August 31, 2006 including comparative figures have been restated to reflect the forward and reverse stock splits.

b) Development Stage Activities
To date the Company’s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. In a development stage company, management devotes most of its activities to investigating business opportunities and planning for its principal activities.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

c) Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,567,439 for the period from inception April 2, 1999 to August 31, 2006 and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

a) Principles of Consolidation

These financial statements include the accounts of the Company and Parker Automotive Group International, Inc. (“PAGI”), a Washington USA wholly owned subsidiary, Transnational Automotive Group, Cameroon (“TAUGC”), a wholly owned Cameroon subsidiary and a 66% interest in Parker Transnational Industries, Cameroon (“PTIC”). Various Cameroon governmental bodies own the remaining 34% equity interest in PTIC. All inter company balances and transactions have been eliminated.

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

d) Development Stage Company

At August 31, 2006 the Company is considered a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and to commence its planned principal operations. The Company considers all losses accumulated since inception to August 31, 2006 to be part of the Company’s development stage activities.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

f) Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At August 31, 2006 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

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

h) Financial Instruments

i. Fair values

The carrying value of cash, accounts receivable, prepaid and deferred expenses, inventory, accounts payable and accrued liabilities, promissory notes and loans payable approximate their fair value because of the short term maturity of these financial instruments.

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

iv Currency risk

The Company is exposed to foreign currency fluctuations to the extent expenditures incurred are not denominated in U.S. dollars. At August 31, 2006 cash includes approximately $148,095USD denominated in 75,720,973CFA (Cameroon francs).

i) Recent accounting pronouncements

i. In December 2004, FASB issued a revision of FASB Statement No. 123R. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. The Company is in conformance with and will continue to conform to FASB 123R.

ii. FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

iii. In December 2004 the FASB issued SFAS Statement No. 153, “Exchanges of Non monetary Assets.” The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

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

v. In May 2005 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

vi. FIN 48, Accounting for Uncertainty in Income Taxes (Interpretation of FASB statement 109). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt this interpretation effective March 1, 2007.

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

3. ACQUISITION OF SUBSIDIARY COMPANY

The Company issued 24,000,000 shares of common stock to acquire PAGI in October 2005. Subsequent to August 31, 2006, 18,000,000 of the 24,000,000 shares were returned to the Company and cancelled. The Company has used the purchase method to account for its acquisition of PAGI, the assets and liabilities of which were as follows on acquisition:

Fair value of net assets acquired:

Cash	$48,647
Loan receivable	113,100
Inter company loan	11,700
Accounts payable	(75,018)
Notes payable	(235,000)
(136,571)
Purchase price	(24,000)
Excess of purchase price over net assets acquired	$(160,571)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

The excess of the purchase price over net assets acquired represents the accumulated deficits of the companies acquired. The Company determined to write off the excess as a cost of the acquisition and to reflect only real assets and liabilities on consolidation.

4. BUSES

The Company and its subsidiaries PTIC (66% ownership) and TAUGC (100% ownership), herein ‘the Company’, received delivery of 28 passenger buses from Yancheng Zhongda International Trading Co., Ltd. (herein ‘Zhongda’) of the People’s Republic of China for a total cost price plus shipping of $2,051,648. A Trust for whom a director of the Company is a trustee (Tov Trust) advanced $1,500,000 to Zhongda to facilitate the purchase. The Company has agreed to repay the Trust $200,000 per month for nine months commencing 91 days after the delivery of the buses to PTIC in Cameroon. Until the Trust is repaid, title to the buses will remain with the Trust. (see note 7)

5. TECHNOLOGY

The Company's original business objective with respect to the production of engines was to complete the research and development of the radial engine begun by Apache and then to manufacture and market it. These plans have been put on hold due to lack of investor funding and amended business priorities. In 2003 the Company wrote down its past investment in the technology to $1. Upon completion of the first phase of operational project activities, the Company will recommence the process of identifying and achieving funding for its family of engine, fuel and advanced energy-saving and environmentally friendly technologies and products or services.

6. PROMISSORY NOTES AND OTHER LOANS PAYABLE

	2006	2005

Promissory notes payable, unsecured, payable on demand	$456,000	$456,000

Other loans payable	500,000	163,007

	$956,000	$619,007

The other loans payable are due to third parties, unsecured and non-interest bearing with no fixed terms of repayment.

7. LEASE PAYABLE

The Company committed to lease payments of $200,000 per month for nine months commencing October 2006 for the acquisition of twenty eight buses (note 4). The lease payable consists of $1,500,000 advanced to the Company used for acquisition of the buses and $300,000 deferred finance charges to be written off monthly over the term of the lease on commencement of monthly payments and is payable to a Trust for which a director of the Company is a trustee.

The following is the schedule of future lease payments pursuant to the capital lease:

Total capital lease repayable monthly in 9 equal payments	$1,800,000

Imputed interest - 16%	(268,767)

Net capital lease	$1,531,233

8. SHARE CAPITAL

Issued Shares
During the six months ended August 31, 2006 the Company issued 285,715 shares of common stock of the Company for cash of $100,000. (see note 11)

At August 31, 2006 the Company had received subscriptions from investors of $1,863,819 and has committed to the future issuance of 4,137,792 shares of common stock.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

9. RELATED PARTY TRANSACTIONS

During the six months ended August 31, 2006 the Company expensed $335,526 in consulting fees to directors and officers of the Company.

At August 31, 2006 the Company owes $10,000 to a director of the Company pursuant to a promissory note payable for a bridge loan to the Company.

The Company entered into an equipment lease with a Trust for which a trustee is a director of the Company (see notes 4 and 7).

10. COMMITMENTS

- The Company had committed to office space leases totalling approximately $297,100 to July 2007. In August 2006 the Company terminated the lease and is negotiating a settlement not exceeding $168,000 and has not been recorded as a liability at August 31, 2006.
- The Company has committed to acquire an additional bus for a payment of $59,020.
- The Company has committed to lease payments of $200,000 per month for nine months commencing October 2006 for the purchase of 28 buses (see note 4).

11. SUBSEQUENT EVENTS

Subsequent to the six months ended August 31, 2006:

The Company received a loan in the amount of $1,000,000 from Tov Trust with no fixed terms of repayment (see notes 4, 7 and 10).

The Company cancelled 18,000,000 shares of common stock pursuant to the acquisition of PAGI (see note 3). The cancellation is part of a corporate restructuring in the Company’s ongoing efforts to provide equity for qualified interested parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying unaudited financial statements for the three and six months ended August 31, 2006 and 2005 (prepared by management, without audit).

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

Plan of Operation

Events during the three months ended August 31, 2006:

During the quarter ending August 31, 2006, the activities in Cameroon have focused around the launching of the LeBus (the city Bus Operation) in late September 2006 as well as the preparing for the launch of LeCar (the Inter-city Bus Operation) in early November 2006.

Pre-Launch Preparations for LeBus:

LeBus is the brand name given to the Company’s urban bus transportation system to first launch in the Capital City of Yaoundé.

In preparation for the Launch of the City Bus Operation, LeBus staff has been engaged in the following activities:

1.	Hiring and training of key staff and employees including 44 drivers, 44 security and 44 controllers that will operate in the first 17 city buses;

2.

The Company received the first 17 city buses that arrived from China in the port city of Douala. The Company spent up to two weeks coordinating the release of the buses as well as coordinating the port handling, inspection and cleaning of the buses.

3.

The Company moved the buses from the port city of Douala to the final destination of Yaoundé, where the drivers and mechanics continued the training and preparation for the launching of the operation in September 2006.

4.	During the month of August the operations team used the buses to finalize the routes, schedules and procedures, while the mechanics team fitted the buses with specialized bumpers and other equipment.

5.	The Company also continued its efforts in preparing the bus depot for operations while also continuing to build its administrative offices.

6.

The Company prepared a wide scale public education campaign on how to use the buses, what the fare will cost, where people can get a ticket as well as casting the vision for the future growth of the bus system.

7.	The Company began negotiations with 3rd Party wholesalers who will distribute the bus tickets to the ridership.

8.	The Company sold advertising space on the buses to local large companies. The final numbers will be available in the next quarter’s results.

9.

The Company started the process of transforming the legal status of the Company in Cameroon from a limited liability company (SARL) to a public liability company (SA) in preparation of stepping up the capital of the Company and formalizing the corporate governance in accordance with the Protocol agreement between the Company and the Government of Cameroon.

Pre-Launch Preparations for LeCar:

LeCar is the brand name given to the Company’s inter urban coach bus business in Cameroon. The Company is preparing to enter into the inter-urban bus market in Cameroon by opening up a service between the Capital city of Yaoundé and the business center of Douala.

In preparation for the Launch of the Inter-City Bus Operation, LeCar staff has been engaged in the following activities:

1.	Hiring and training of key staff and employees including 24 drivers, 24 hostesses and various other support staff that will operate the first 11 Coaches;

2.

The Company received the first 11 inter-city buses that arrived from China in the port city of Douala. The Company spent two weeks coordinating the release of the buses as well as coordinating the port handling, inspection and cleaning of the buses.

3.	The Company moved the buses to its base of operations in Yaoundé where they have been used to train the drivers and other staff.

4.	The Company has selected suitable terminus locations in Yaoundé as well Douala. The Company has been planning the construction of these facilities to begin in October 2006.

5.	The Company has received the appropriate business licenses in order to operate an inter-city bus company in Cameroon.

6.	The Company has and continues its business planning and its preparation for the launch of LeCar scheduled for November 2006.

In summary, the past quarter was used to prepare the launch of both bus businesses in the fall of 2006. The Company commenced transporting passengers and generating revenues during the last week of September 2006.

The Company signed a Letter of Intent dated April 4, 2006 with Parker Transnational Industries, LLC (‘PTI’), a private company owned by the family of a former director and officer of Transnational Automotive Group, Inc. to negotiate an interest in Bonanza Estates S.A., a real estate and management company in Cameroon, and Bonanza Estates, a company that controls a 500 acre parcel (210 hectares) located in the Limbe area of Cameroon. Subsequent to August 31, 2006 the Company terminated the agreement.

Results of Operations

Comparison of the three months ended August 31, 2006 with the three months ended August 31, 2005.

No revenue was recorded for the three months period ended August 31, 2006 and no revenue was recorded during the same period of the prior year. Net loss for the three months period ended August 31, 2006 was $(1,134,302) compared to a loss of $(29,610) in the three months ended August 31, 2005. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. The increase in expenditures is a reflection of the Company’s efforts to develop its bus transportation services in Cameroon.

Comparison of the six months ended August 31, 2006 with the six months ended August 31, 2005.

No revenue was recorded for the six months period ended August 31, 2006 and no revenue was recorded during the same period of the prior year. Net loss for the six months period ended August 31, 2006 was $(1,985,030) compared to a loss of $(44,481) in the six months ended August 31, 2005. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. The increase in expenditures is a reflection of the Company’s efforts to develop its bus transportation services in Cameroon.

To date, the Company has generated no revenues and has accumulated losses since inception of $4,567,439.

Financial Position at August 31, 2006:

The Company's working capital position deteriorated at August 31, 2006 with current liabilities of $2,909,306 greater than current assets of $260,651 creating a working capital deficiency of $(2,648,655). At the Company’s year ended February 28, 2006 the Company had a working capital deficit of $(667,608). During this period the Company advanced $2,051,648 to acquire twenty eight buses located in Cameroon.

The Company is in the process of negotiating with certain creditors owed loans payable in the amount of $322,000 to settle their debt for units (1 share plus 1 warrant) of the Company.

Liquidity and Capital Resource

The Company has financed its expenses and costs thus far through the increase in its accounts payable and by the settlement of payable amounts with shares of common stock of the Company. The Company plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The availability of future financings will depend on market conditions. A portion of the funds may be used to grow the business through acquisition of other businesses. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. No material commitments for capital expenditures were made other than the commitment to pay $200,000 per month for the lease to purchase twenty eight buses commencing ninety one days after delivery of the buses to Cameroon. The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

The Company intends to finance the Company from the issuance of treasury stock followed by debt and equity financing as necessary to continue the growth of operations.

Subsequent to August 31, 2006 the Company received $1,000,000 in loans from Tov Trust. A director of the Company is also a trustee of Tov Trust.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB, our President has concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

The Company has added management executives with specific business and financial expertise and the Company’s President believes that the necessary personnel and procedures are currently being put in place to ensure timely reporting as required by the SEC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Changes in Securities and use of proceeds.

No change since previous filing.

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

8-K 2006-02-21
8-K 2006-03-28
8-K 2006-05-23

31.1	Section 302 Certification of Acting Chief Executive Officer
31.2	Section 302 Certification of Acting Chief Financial Officer
32.1	Section 906 Certification of Acting Chief Executive Officer
32.2	Section 906 Certification of Acting Chief Financial Officer

Documents incorporated by reference: Form 10K SB, Form 8K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2006	Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(Registrant)

By: /s/ Ralph J. Thomson
Ralph J. Thomson, Acting President