Form 10QSB
period 2006-11-30
Transnational Automotive Group, Inc.
filed 2007-01-22
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from n/a to n/a

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21800 Burbank Blvd., Suite #200	(818) 961-2727
Woodland Hills, CA 91367	(Registrant's phone number)
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

On January 19, 2007 the Issuer had 33,508,401 shares of common stock of par value $0.001 per share issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ x ]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

PART I - FINANCIAL INFORMATION

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

November 30,
2006
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$986,421
Accounts receivable, net	87,656
Prepaid expenses	238,765
Advance deposits on buses	323,400
Inventory of parts	16,822
Total current assets	1,653,064

OTHER ASSETS
Property, buses & equipment	3,167,649

TOTAL ASSETS	$4,820,713

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,797,060
Obligations under capital lease - related party	1,301,920
Notes payable, unsecured	110,000
Notes payable, related party	425,000
Convertible debentures, net of debt discount	520,425
Related party convertible debentures, net of debt discount	1,020,000
Accrued interest (including $11,748 to related parties)	69,297
Total current liabilities	5,243,702

MINORITY INTEREST	271,064

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 100,000,000
shares authorized; none issued and outstanding	-
Common stock, $.001 par value; 200,000,000 shares authorized;
33,508,401 shares issued and outstanding	33,508
Shares to be issued	872,071
Treasury (400,000 shares owned by subsidiary)	(100,000)
Additional paid in capital	6,485,263
Accumulated deficit	(7,984,895)
Total stockholders' deficit	(694,053)

TOTAL LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS' DEFICIT	$4,820,713

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	November 30,		November 30,
	2006	2005	2006	2005
NET REVENUE	$179,396	$-	$179,396	$-

COST OF REVENUE	254,472	-	254,472	-

GROSS PROFIT (LOSS)	(75,076)	-	(75,076)	-

OPERATING EXPENSES
Sales and marketing	95,186	367	116,734	367
General and administrative	1,181,938	244,554	3,282,326	289,036
Depreciation and amortization	3,305	-	9,222	-
Foreign currency translation gain	(4,500)	-	(86,120)	-

TOTAL OPERATING EXPENSES	1,275,929	244,921	3,322,162	289,403

OPERATING LOSS	(1,351,005)	(244,921)	(3,397,238)	(289,403)

OTHER INCOME (EXPENSE)
Finance costs from beneficial conversion feature
on convertible debentures	(704,231)	-	(887,138)	-
Finance costs from issuance of warrants	(323,012)	-	(745,787)	-
Loss on extinguishment of debt	(355,240)	-	(355,240)	-
Interest expense	(199,648)	(1,562)	(295,010)	(1,562)
Minority interest in earnings (loss) of subsidiary	195,011	-	256,214	-
Other income (expense)	231	-	231	-
TOTAL OTHER EXPENSE	(1,386,889)	(1,562)	(2,026,730)	(1,562)

NET LOSS	$(2,737,894)	$(246,483)	$(5,423,968)	$(290,965)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.08)	$(0.01)	$(0.12)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	35,793,768	34,776,079	45,844,068	42,742,366

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Transnational Automotive Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Month Periods Ended
	November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,423,968)	$(290,965)
Adjustments to reconcile net loss to net cash used
in operating activities
Non-cash interest expense	69,297	-
Depreciation and amortization expense	108,709	-
Amortization of discount on convertible debentures	745,787	-
Beneficial conversion feature	887,138	-
Loss on extinguishment of debt	355,240	-
Issuance of common stock for services	-	(1,196)
(Increase) decrease in:
Accounts receivable	(76,031)	-
Prepaid expenses	(218,890)	(11,100)
Advance deposits on buses	(44,629)	-
Other assets	-	(377,694)
Increase (decrease) in:
Accounts payable and accrued expenses	104,931	217,843
Net cash used in operating activities	(3,492,416)	(463,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(740,547)	(8,353)
Net cash used in investing activities	(740,547)	(8,353)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	3,425,000	-
Proceeds from issuance of unsecured promissory notes	524,673	398,766
Proceeds from issuance of common stock	100,000	100,000
Proceeds from sale of stock subscriptions	772,071	-
Repayment of obligations under capital lease	(200,000)	-
Net cash provided by financing activities	4,621,744	498,766
NET INCREASE IN CASH & CASH EQUIVALENTS	388,781	27,301
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	597,640	5,775
CASH & CASH EQUIVALENTS AT END OF PERIOD	$986,421	$33,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$201,920	$1,562
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Conversion of convertible debentures to common stock	$175,500	$-
Notes payable exchanged for common stock	$83,000	$-
Acquistion of buses through issuance of capital lease obligation	$1,500,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

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

On October 28, 2005 the Company issued 24,000,000 shares of common stock to acquire 100% of the issued share capital of Parker Automotive Group International, Inc. (PAGI). On September 18, 2006, 18,000,000 shares of the 24,000,000 shares originally issued were returned to the Company and cancelled. PAGI is in the business of developing a public bus transportation system in Cameroon through its 66% owned subsidiary, Parker Transportation Inc., Cameroon.

The Company has used the purchase method to account for its acquisition of PAGI, the assets and liabilities of which were as follows on acquisition:

Fair value of net assets acquired:
Cash	$48,647
Loan receivable	113,100
Intercompany loan	11,700
Accounts payable	(75,018)
Notes payable	(235,000)
(136,571)
Purchase price	(24,000)
Excess of purchase price over net assets acquired	$(160,571)

All share and per share amounts for the three and nine months ended November 30, 2006 including comparative figures have been restated to reflect the forward and reverse stock splits.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to hereinafter as “the Company” or “Taug”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-KSB filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ended February 28, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Parker Automotive Group International, Inc. (“PAGI”), a Washington USA wholly owned subsidiary, Transnational Automotive Group, Cameroon (“TAUGC”), a wholly owned Cameroon subsidiary and a 66% interest in Parker Transnational Industries, Cameroon (“PTIC”). Various Cameroon governmental bodies own the remaining 34% equity interest in PTIC. All inter company balances and transactions have been eliminated in consolidation.

Development Stage Activities

Prior to the three months ended November 30, 2006, the Company was a development state company in accordance with Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development State Enterprises. The Company’s efforts through August 31, 2006, have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Prior to the commencement of operations on September 25, 2006, the Company’s efforts in Cameroon were focused on the cleaning-up and restoration of the primary bus depot located in the capital city of Yaoundé, establishing urban routes, readying roadways and bus stops, preparing the maintenance facility, completing administrative matters such as opening bank accounts, securing operating licenses, recruiting and screening administrative staff, bus drivers, mechanics and security personnel.

Going Concern

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) recurring losses from operations, (ii) social and political instability in its region of operations, (iii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, (v) the Company's lack of liquidity and potential ability to raise additional capital, and (vi) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of November 30, 2006 the Company has an accumulated deficit of $7,984,895 as well as a working capital deficiency of $3,590,638. Funding of the Company's working capital deficiency, its current and future anticipated operating losses, and growth of the Company's transportation operations in Cameroon will require continuing capital investment. Historically, the Company has received funding through the issuance of convertible debentures issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received from unsecured promissory note arrangements, and the financing of its acquisition of buses through a capital lease obligation due to a related party trust. The Company's strategy is to fund its current and future cash requirements through the issuance of additional debt instruments, current and long-term borrowing arrangements and additional equity financing.

The Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital to fund current working capital requirements and future capital expenditures necessary to grow the business would materially affect the Company's operations in the short term and expansion strategies. The Company will continue to explore external financing opportunities. Currently, the Company is in negotiations with multiple parties to obtain additional financing, and the Company will continue to explore financing opportunities with additional parties.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt of the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects of recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. generally accepted accounting principles”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ, and the difference may be material, from the Company’s estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Foreign Currency Translation

All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. The Company considers the U.S. dollar to be its functional currency, given that the majority of all funds used in operations through the end of November 30, 2006 were funded in U.S. dollars. Accordingly, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

Fair Market Value of Financial Instruments

The carrying amount for current assets and liabilities are not materially different than fair market value because of the short term maturity of these financial instruments.

Accounts Receivable

Accounts receivable consist primarily of VAT receivables and fuel credit subsidies due from the government of Cameroon. Such amounts are billed when earned or due. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balance that will not be collected.

Credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and uninsured cash deposits. Concentrations of credit risk with respect to accounts receivable are present given that substantially all amounts included in accounts receivable are due from the government of Cameroon. Repayment of these receivables is dependent upon the financial stability and currency of the government of Cameroon. It is at least reasonably possible that management’s assessment of credit risk and the collectibility of these accounts receivable will change during the next reporting period.

The Company places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. At November 30, 2006, the Company’s foreign subsidiaries reflected approximately $646,000 of cash on their financial statements. Cash held in foreign bank accounts is not insured by the FDIC. The following is a summary of the Company’s cash balances held in local currencies and translated in U.S. dollars:

	In Local	In U.S.
	Currency	Dollar
U.S. Dollar	339,932	$339,932
Cameroonian Francs	321,861,660	646,489
	322,201,592	$986,421

Property and Equipment

Property and equipment is stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Asset Description	Useful Life (years)
Computer equipment	3
Computer software	3
Furniture and equipment	3 - 5
Buses	3
Automobile equipment	5

Costs for capital assets not yet available for commercial use have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Assets classified as “held for future use” are not depreciated until they are placed in productive service. Costs for repairs and maintenance are expensed as incurred.

Revenue and Expense Recognition

Revenue is recognized when earned. The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9.

Through November 30, 2006, substantially all of the Company’s revenues were derived from the sale of tickets for its city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. Selling, general and administrative costs are charged to operations as incurred.

Organization and Start Up Costs

Costs of start up activities, including organization costs, are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three-month and nine-month periods ended November 30, 2006 and 2005, were anti-dilutional and, therefore, excluded from the calculation of net loss per share.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Recent Accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5.	Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Company’s management is currently evaluating the effect of this pronouncement on its financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3. DEPOSIT ON BUSES

The Company advanced $323,400 as of November 30, 2006 as a deposit on a contract to purchase 60 urban passenger buses for its urban transportation system from King Long United Automotive Industry (Suzhou) Co., Ltd. (“King Long”) of the People’s Republic of China for an aggregate purchase price plus shipping of $3,200,000. The Company anticipates the arrival of the first set of 30 buses to Cameroon in February 2007.

4. FIXED ASSETS

Property and equipment consist of the following:

November 30,
2006
Computer equipment	$46,122
Computer software	3,108
Furniture and equipment	77,759
Automotive equipment	7,030
Buses used in operations	1,806,268
1,940,287
Less: accumulated depreciation and amortization	(109,784)
1,830,503
Construction in progress	70,830
Buses held for future use	1,266,316
Total property and equipment	$3,167,649

5. OBLIGATIONS UNDER CAPITAL LEASE

The Company is committed to lease payments of $200,000 per month for nine months commencing October 2006 for the acquisition of 28 buses for its urban and rural transportation services in Cameroon. The lease obligation initially consisted of $1,500,000 used for the acquisition of the related buses and $300,000 deferred finance charges to be written off over the term of the capital lease obligation and is payable to a Trust for which a director of the Company is a trustee. The lease expires in June 2007, when all remaining principal and unpaid interest under the lease obligation is due and payable.

November 30,
2006
Remaining payments under lease obligation	$1,400,000
Imputed interest	(98,080)

Obligation under capital lease, net	$1,301,920

The capital lease obligation is secured by the underlying buses. Total interest costs charged to operations under this lease obligation for the three and nine months ended November 30, 2006 were $91,866 and $201,920, respectively.

6. NOTES PAYABLE, UNSECURED

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 8% per annum. As of November 30, 2006, aggregate amounts outstanding under these unsecured notes payable was $535,000. As of November 30, 2006, notes payable due from related party consists of an unsecured notes payable for $425,000 due to a Trust controlled by one of the officers of the Company (see note 9).

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

7. CONVERTIBLE DEBENTURES, NOTES PAYABLE CAPITAL LEASE OBLIGATIONS

Convertible Debentures

During the three and nine months ended November 30, 2006, the Company raised $2,170,000, and $3,425,000, respectively, from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures are convertible into the common stock of the Company at exercise prices ranging from $.4464 to $.50 per share. The debentures bear interest at 7% per annum and are due and payable after one year from the date of issuance.

The Company calculated the beneficial conversion feature embedded in the convertible debentures in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, (“EITF 00-27”) and recorded $704,231 and $887,138 of aggregate debt discount for the three and nine months ended November 30, 2006, respectively, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of November 30, 2006.

The convertible debentures are exercisable upon the issuance date of the underlying instruments. As a result, the debt discount associated with the beneficial conversion feature embedded in the convertible debentures was charged to operations at the time of issuance. Total finance costs charged to operations in connection with the beneficial conversion feature was $704,231 and $887,138, respectively, for the three and nine months ended November 30, 2006.

The Company also issued to the holders of the convertible debentures warrants to acquire an aggregate of 7,211,458 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants expire after the end of the second year from the date of issuance. In connection with these debentures, the Company recorded aggregate debt discount of $2,537,862 related to the fair of the warrants issued, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of November 30, 2006. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants was $323,012 and $745,787, respectively, for the three and nine month periods ended November 30, 2006. There were no finance costs associated with the amortization of the debt discounts for the issuance of the warrants for the three and nine months ended November 30, 2005.

As of November 30, 2006, an aggregate of $1,540,425 ($3,332,500 less $1,792,075 of unamortized warrant discount) of convertible debentures was outstanding (including $1,020,000 of convertible debentures due to a related party) and an aggregate of 5,972,938 shares of common stock were eligible for conversion under these instruments.

In November, 2006, a Trust for whom an officer of the Company is a trustee (“the Trust”) advanced the Company $1,020,000, which was converted into $1,020,000 into a convertible debenture (see note 9).

8. CAPITAL TRANSACTIONS

Issued shares and capital transactions

During the nine months ended November 30, 2006 the Company issued 285,715 shares of the common stock of the Company for cash proceeds of $100,000.

At November 31, 2006 the Company had received subscriptions from investors of $872,071 and has committed to the future issuance of 1,915,572 shares of common stock.

In November 30, 2006, the Company received $800,000 of contributed capital from Chamber of Commerce, Industry, Mines and Handicraft ("CCIMA") of Cameroon for the Company’s urban transportation operations in Yaoundé, which commenced operations in late September 2006. CCIMA is one of the Company’s minority shareholders in PTIC. These amounts have been reflected in the accompanying consolidated balance sheet as additional-paid in capital.

During the nine months ended November 30, 2006, $175,500 of convertible debentures was converted into 536,971 shares of common stock.

The Company cancelled 18,000,000 shares of common stock pursuant to the acquisition of PAGI. The cancellation is part of a corporate restructuring in the Company’s ongoing efforts to provide equity for qualified interested parties.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

9. RELATED PARTY TRANSACTIONS

In November 2006, the Company was advanced $1,020,000 from a Trust from whom an officer of the Company is the trustee (the “Trust”). In November, 2006, the Board of Directors issued a resolution to issue 2,240,143 shares of common stock of the Company at $.4464 in exchange for these advances. The Company also issued the Trust warrants to purchase an additional 2,240,143 shares of common stock of the Company for $1.50 per share. Obligations outstanding under this convertible loan are classified as related party convertible debentures in the accompanying consolidated financial statements as of November 30, 2006 (see note 7). As of November 30, 2006, $11,748 of accrued interest is due to the Trust under this convertible instrument, which is included in current liabilities in the accompanying consolidated financial statements.

The Company entered into a capital lease obligation with a Trust for which a trustee is a director of the Company (see notes 4 and 5). Total interest costs charged to operations under this lease obligation for the three and nine months ended November 30, 2006 were $91,866 and $201,920, respectively.

As of November 30, 2006, the Trust had advanced the Company $425,000, which has been classified as notes payable, related party in the accompanying consolidated balance sheet (see note 6).

10. COMMITMENTS AND CONTINGENCIES

Officer Indemnification

Under the organizational documents, the Company’s officers are indemnified against certain liabilities arising out of the performance of their duties to the Company. The Company does not maintain insurance for its directors and officers to insure them against liabilities arising from the performance of their duties required by the positions with the Company. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet incurred.

Employment Agreements

On October 27, 2006, the Company entered into an employment agreement with one of its employees. Under the terms of the agreement, the Company agreed to remunerate the employee cash compensation of $3,000 per month plus deferred compensation of $3,000 per month through the duration of the employment term, which expires in September 2006. The Company has accrued $3,000 of deferred compensation owed to this employee as of November 30, 2006, representing deferred compensation payable to the employee through the end of November 2006.

Loss Contingencies

The Company was assessed a claim approximating $461,000 in connection with a breach of contract dispute with its sea freight carrier related to the first shipment of 28 buses from China to Cameroon. The claim arose out of the Company’s alleged failure and delinquency to procure the bus shipments within the terms of the underlying sea freight agreement. The Company’s management initiated settlement negotiations with its sea freight carrier to withdraw their monetary claim in exchange for contracting the carrier for future sea freight shipments (see note 11).

In August 2006, the Company terminated its operating lease for its former corporate offices. Thereafter, the Company entered into settlement negotiations with its former landlord. In January 2007, the Company negotiated a $120,000 aggregate settlement for the lease termination, which included unpaid rent through August 2006 (see note 11). The accompanying consolidated financial statements include the provision for the $120,000 settlement amount. The Company charged the $120,000 settlement amount against results of operations for the nine months ended November 30, 2006 and has accrued for the $120,000 settlement amount as of November 30, 2006.

Purchase Commitments

The Company is obligated under a purchase commitment agreement with a bus manufacturer in China to purchase 60 urban transportation buses for an aggregate cost of $3,200,000 (see Note 3). As of November 30, 2006, the Company had advanced the manufacturer $323,400, representing advanced deposits under this purchase agreement.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is involved in various other legal claims and assessments. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

11. SUBSEQUENT EVENTS

In January 2007, the Company negotiated a $120,000 settlement with its former landlord for the termination of its Washington corporate and office lease (see note 10).

In December 2006, the Company settled a dead freight claim with its sea freight provider that is described in note 10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes for the three and nine month periods ended November 30, 2006 and 2005 (prepared by management, without audit).

Special Note Regarding Forward Looking Statements

This Form 10-QSB contains certain "forward-looking statements" made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements in this Form 10-QSB reflect our current views with respect to possible future events and financial performance. All of these forward-looking statements involve risks and uncertainties. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1A. Risk Factors in this report on Form 10-QSB and in our various other filings with the Securities and Exchange Commission. You should not unduly rely on these forward-looking statements. Our forward-looking statements speak only as of the date of this document and the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances that occur after that date.

General

We are a public transportation company headquartered in Los Angeles, California with operating entities in Cameroon. Our current business efforts focus on establishing and operating mass transit systems in the two major cities in Cameroon: Yaoundé (the capital city of Cameroon) and Douala. We have partnered with the government of Cameroon to establish these mass transit systems. Our mission is to become a leading transportation provider in Cameroon and other sub-Saharan African countries through the operations of our urban and rural transportation systems.

City Bus Operations (“LeBus”)

During the quarter ended November 30, 2006, the Company officially launched its city bus operations in Cameroon known as “Le Bus”, which commenced operations in late September 2006. LeBus is the brand name given to our urban transportation system in Yaoundé. Prior to the launch of operations during the current quarter, our efforts were engaged in various pre-launch activities including the establishment of a formal agreement with the government of Cameroon to provide urban transportation services in Yaoundé, the acquisition of city buses, the hiring and training of key staff and employees including drivers, security personnel and controllers, coordination and scheduling of bus routes, and the retrofitting of buses with specialized bumpers and other equipment. Our urban transportation system is currently comprised of 17 city buses that were purchased from a manufacturer in China in May 2006.

The Company officially launched its city bus operations on September 25, 2006 with a formal ceremony attended by the US Ambassador and Prime Minister of Cameroon. The Company recognized ticket sales approximating $180,000 from the transport of over 600,000 passengers during the quarter ended November 30, 2006. We are currently in the process of establishing the infrastructure and have commenced construction of the necessary bus facilities, including bus depot, in October 2006.

On September 25, 2006, the Company transferred the legal status of its LeBus operations (a.k.a Parker Transnational Industries Cameroon, SARL) from a limited liability company (SARL) to a public liability company (SA) and formalized the corporate governance in accordance with the Protocol agreement between the Company and the Government of Cameroon. The Company owns a 66% interest in the new SA, Transnational Industries Cameroon, S.A. (a.k.a. LeBus), with the remaining 34% owned by various Cameroonian governmental agencies.

On October 16, 2006, the Office of the Prime Minister of Cameroon established an exploratory committee to develop recommendations on providing subsidies to the Company in exchange for fixing the fare price to passengers for city bus transportation. Among the Committee’s recommendations included suspending VAT payments on ticket sales and providing a 30% discount on fuel prices for the Company’s bus operations.

On November 24, 2006, the Company entered into a purchase commitment agreement with Kinglong United Automotive Industry (Suzhou) Company for the acquisition of an additional 60 city buses for an aggregate purchase price (excluding taxes and shipping costs) approximating $3,200,000. The Company anticipates shipment of the first set of 30 buses in late January 2007.

The Company undertook soundings on appropriate Chinese manufacturers and marketing entities with plans to negotiate and close agreements with those fitting the Company's model and integrated international strategies most closely. Special attention was given to relationships with entities which show the promise of furthering TAUG's plans for Chinese-American-African joint activities. Agreement-in-principle was reached with a leading Chinese engine and generator manufacturer, a prominent city and interurban bus producer, and a heavy equipment/truck manufacturer of large scale, high reputation.

It is anticipated that exclusive and non-exclusive marketing/sales/distribution agreements for selected African countries will be completed with three of these entities during the Company's next reporting quarter. TAUG is also in the process of establishing a China-based profit center and subsidiary for joint production, design and marketing/sales of TAUG products/services in the energy, agricultural commodity and environmental sectors within the Great China marketplace. It has employed a senior management team to oversea and expand these activities.

Inter-City Bus Operations (“Le Car”)

LeCar is the brand name given to the Company’s inter-city coach bus operations in Cameroon. Through November 30, 2006, the Company was in the completion stages of its pre-launch activities for its inter-city bus operations by opening up a service between the capital city of Yaoundé and the business center of Douala. In preparation for the launch of the inter-city bus operations, our LeCar staff have been engaged in the following activities: hiring and training of key staff and employees including 24 drivers, 24 hostesses and various other support staff that will operate the first 11 coaches; the acquisition of the first 11 inter-city buses, which arrived in the port of Douala in August, 2006; employee training; establishment of procedures for the operations of LeCar; obtaining the necessary permits and licenses required to operate our business; planning the construction of the bus depot facility and other activities necessary to commence the inter-city bus operations.

On December 8, 2006, the Company transferred the legal status of its wholly owned subsidiary, TAUG-C SARL to TAUG-C S.A. On December 8, 2006, the Company formed a new wholly owned subsidiary, LeCar Transportation Corporation, SARL (a.k.a. LeCar).

On December 18, 2006, LeCar officially launched its operations, transporting passengers between the capital city of Yaoundé and the business center of Douala.

Critical Accounting Policies

Use of Estimates

The consolidated financial statements include accounts of our Company and all of our wholly-owned and majority-owned subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates, and the difference could be material from these estimates.

Revenue and Expense Recognition

Substantially all of the Company’s revenues are derived from the sale of tickets for its city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. Selling, general and administrative costs are charged to operations as incurred.

Impairment of Long Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any triggering events or changes that would indicate that the carrying amounts of any of our assets may not be recoverable.

Financing, Warrants and Amortization of Warrants and Fair Value Determination

We have traditionally financed our operations through the issuance of secured capital lease obligations and unsecured promissory notes payable. Additionally, we have issued debt instruments that are convertible into our common stock, at conversion rates at or below the fair market value of our common stock at the time of conversion, and typically include the issuance of warrants. We have recorded debt discounts in connection with these financing transactions in accordance with Emerging Issues Task Force No. 98-5 and 00-27. Accordingly, we recognize the beneficial conversion feature embedded in the financing instruments and the fair value of the related warrants on the balance sheet as debt discount. The debt discount associated with the warrants is amortized over the life of the underlying security. The debt discount associated with the beneficial conversion feature of the convertible debt instruments is charged to operations at the date the respective convertible debt instrument is issued.

Stock Purchase Agreements

The funding of operations has also included the issuance and subscriptions of common stock. Proceeds received from the issuance of our common stock are reflected as additions to common stock and additional paid-in capital. Proceeds received from the subscription of common stock are reflected as additions to subscribed capital.

RESULTS OF OPERATIONS

Revenues

Revenues from the sale of bus tickets for the three months ended November 30, 2006 were $179,396, as compared with $0 revenues for the three months ended November 30, 2005. The increase in revenues over the prior comparative period was attributed to the commencement of the Company’s city bus operations in late September 2006.

Cost of Revenues

Cost of revenue is comprised primarily of fuel costs, direct payroll, repairs and maintenance of buses and bus depot, and depreciation expense on buses. Cost of revenues for the three months ended November 30, 2006 were $254,472, or approximately 140% of revenue compared to $0 for the three months ended November 30, 2006. Cost of revenue includes approximately $97,000 of depreciation expense on buses used in operations for the quarter ended November 30, 2006.

Operating Expenses

Operating expenses are comprised of selling, general and administrative expenses and include expenses incurred during the Company’s developmental state of operations, which continued until September, 2006 with the commencement of the LeBus operations. Expenses incurred through the developmental stage of operations included costs incurred that were directed at acquiring the Company’s principal assets, professional, consulting and travel expenses associated with the Company’s formation and Cameroonian operations, expenses incurred to initiate operations in Cameroon, and corporate administrative costs including rent, payroll and office expenses.

For the three months ended November 30, 2006, total operating expenses were $1,275,929 compared with $244,921 for the three months ended November 30, 2005. The increase in operating expenses in the current period was primarily attributed to costs associated with the pre-launch of the LeCar operations and the launch of LeBus during the current quarter. These activities resulted in an increase in payroll, travel, office administration and professional and consulting fees.

Other Income and Expenses

Interest expense and financing costs for the three months ended November 30, 2006 consisted primarily of interest expense of $199,648 on capital lease obligations, notes payable and convertible debentures. In addition, for the three months ended November 30, 2006, other financing costs included $323,012 from the amortization of deferred financing costs from the issuance of warrants and $704,231 of debt discount associated with the beneficial conversion feature of our convertible debentures. Total interest expense for the three months ended November 30, 2005 were $1,562 and represented interest costs on outstanding unsecured promissory notes. For the three months ended November 30, 2005, there were no outstanding convertible instruments or warrants.

LIQUIDITY AND CAPITAL RESOURCES

Our audit report for the fiscal year ended February 28, 2006 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. We incurred a net loss of $5,423,968 during the nine months ended November 30, 2006.

During the nine months ended November 30, 2006, the Company received $3,425,000 from the issuance of one-year 7% convertible debentures issued through several private placement offerings. These Debentures entitle the holders to acquire up to an aggregate of 6,509,909 shares of the Company’s common stock at exercise prices ranging from .4464 to .50 per share. In connection with the Debentures, the Company agreed to issue the investors a total of 7,121,458 immediately exercisable two-year warrants to purchase the Company’s common stock at an exercise price of $1.50. During the three months ended November 30, 2006, $127,929 of convertible debentures was converted into 536,971 shares of common stock.

During the nine months ended November 30, 2006, the Company received gross proceeds of $872,071 for the subscription of 1,915,572 shares of common stock. The Company expects to issue the shares subscribed during the fourth quarter of our fiscal year ended February 28, 2007.

As of November 30, 2006, we had cash balances of approximately $986,000, an increase of $842,000 in comparison from the balance at August 31, 2006. The increase in cash balances compared to the prior period was primarily attributed to our ability to raise $1,150,000 through the issuance of convertible debentures and $1,020,000 through advances from a trust controlled by one of the Company’s officers during the three months ended November 30, 2006.

Our working capital deficit at November 30, 2006 was $3,591,000 compared to $2,649,000 as of August 31, 2006, representing an increase of $942,000. The increase in our working capital deficit as of November 30, 2006 compared to August 31, 2006 was primarily related to an increase in the issuance of convertible debt and unsecured notes payable, an increase in accounts and accrued expenses, and a loss from operations approximating $1,300,000 for the current quarter.

Net cash used in operating activities was approximately $3,492,000 for the nine months ended November 30, 2006. Net cash used in operating activities for the nine months ended November 30, 2006 was primarily due to a net loss of 5,424,000 adjusted for non-cash interest and financing costs of $1,702,000, loss on extinguishment of debt of $355,000, depreciation and amortization expense of 109,000, and net changes in operating assets and liabilities of 234,000. For the nine months ended November 30, 2005, net cash used in operating activities was due to a net loss of 291,000 adjusted for net changes in operating assets and liabilities of $172,000.

Net cash provided used in investing activities for the nine month periods ended November 30, 2006 and 2005 was $740,000 and $8,000, respectively, and primarily relates to the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended November 30, 2006 was $4,622,000. This amount represents proceeds received from convertible debentures, unsecured promissory notes and common stock purchased and subscribed. Net cash provided by financing activities was $499,000 for the nine months ended November 30, 2005, which was related to proceeds received from the issuance of unsecured promissory notes and common stock.

We have an accumulated deficit of approximately $7,985,000 as of November 30, 2006 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and projected expansion will require continued capital investment which may not be available to us.

Although to date we have been able to arrange debt facilities and equity financing, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. We are actively pursuing additional debt and equity financing opportunities to improve our cash positions necessary to fund our growth. At this time, we believe that our cash position will fund our operations for at least the foreseeable future. Although various possibilities for obtaining financing have been discussed from time to time, and we are having ongoing discussions with several potential financing sources, there are no definitive agreements with any party to raise money and we cannot assure you that we will be successful in our search for investors and lenders. Any additional financing we may obtain may involve material and substantial dilution to existing shareholders. In such event, the percentage ownership of our current stockholders may be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our growth from operations and our ability to continue our operations may be materially jeopardized. As a result of the aforementioned factors and related uncertainties, there is doubt about our ability to continue as a going concern.

Item 1A. RISK FACTORS

Cash flows and losses from operations

Our cash flow may not be sufficient to satisfy our operations. For the three and nine months ended November 30, 2006, we recorded a net loss of approximately $2,738,000 and $5,424,000, respectively. As a result of these losses, and prior losses, we currently have a significant working capital deficit. In addition, we have purchase commitments for the acquisition of 60 additional buses approximating $3,200,000. To be able to service our debt obligations and purchase commitments, we must generate significant cash flow and obtain additional debt and equity financing. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended February 28, 2006, which states that “The Company has no revenues and limited capital which together raise substantial doubt as to its ability to continue as a going concern.”

Our limited operating history makes it difficult to accurately assess our general prospects in the urban and rural mass transit transportation industry in Cameroon and the effectiveness of our business strategy. In addition, we have limited meaningful historical financial data upon which to forecast future revenue, cost of revenue and operating expenses. Our future performance will also be subject to obtaining favourable subsidies from the government of Cameroon to help defray our operating expenditures. Accordingly, we cannot assure you that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy our debt obligations and working capital needs.

To implement our business strategy, we will need to obtain additional financing. There is no assurance that adequate levels of additional financing will be available at all or on terms deemed acceptable. In addition, any additional financing will likely result in significant dilution to our existing stockholders. If we are unable to obtain additional financing on terms that are acceptable to us, if any, we could be involuntarily required to dispose of operating assets including our buses to make up for any shortfall in the payments due on our debt.

Supplier Concentrations

Dependence on a limited number of qualified suppliers of manufactured buses could lead to delays, lost revenue or increased costs. Because we depend on a limited number of suppliers for the buses used in our operations, our future operating results may be impacted by any number of factors including, but not limited to: an increase in the price of buses acquired in the future, the financial viability of our suppliers, the failure of our suppliers to remain in business, or their failure to meet our quality requirements.

Dependence on Key Personnel

Our success depends upon the continued contributions of our key operating personnel and skilled employees, many of whom would be extremely difficult to replace. Additionally, we rely on our senior management team of Dr. Ralph Thompson, Seid Sadat and Don Durand, and our future success may depend, in large part, upon our ability to retain our senior executives.

Common Stock Liquidity

Our OTC Bulleting Board listing negatively affects the liquidity of our common stock. Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of our common stock.

Foreign Operations

We are subject to risks associated with our foreign operations in Cameroon. These risks include, but are not limited to: currency exchange rate fluctuations, political instability and civil unrest, limited transportation availability, delays, and extended time required for shipping, higher freight rates, labour problems, trade restrictions or higher tariffs and the threat of repatriation of our operating assets and business operations.

Terrorism

Terrorist attacks may adversely affect our business and operating results. The continued threat of terrorist activity and other acts of war or hostility have created uncertainty for westerners and foreign companies operating in Africa, which has significantly increased the political, economic and social instability in the geographic region in which we operate. Acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption of our business operations or our ability to obtain additional financing for our current and future working capital requirements, our business, operating results and financial condition could be adversely affected.

Impairment of Fixed Assets

The transportation network in the cities of Yaoundé and Douala are terribly inadequate, with roads and highways requiring significant upgrades. The inadequacy of these roads could result in the acceleration of wear and tear of our city and inter-city buses, the reduction in their useful lives, and significant operating expenditures necessary to maintain and upkeep the buses, which would negatively impact the results of our operations.

Significant Estimates

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. As a result, actual results may differ significantly from our estimates and assumptions. These changes could impact our financial results. Key estimates and assumptions for us include reserves for depreciation, accruals for custom duty, VAT taxes and other contingencies, and provisions for fuel subsidies.

Competition

The rural bus transportation market is competitive and the market is very sensitive to the ticket fares charged on inter-city bus transportation. There can be no assurance that the government of Cameroon will elect to partner with other companies to provide mass transit systems for its populace.

Common Stock Price

The market price of our common stock may experience a high level of volatility due to factors such as the volatility in the market for stocks trading on the OTC Bulleting Board. The market liquidity of our stock is relatively low. As of November 30, 2006, we had 33,508,401 shares of common stock outstanding. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect an investor’s ability to sell at a price that is satisfactory to him or her.

Because we may experience a high level of volatility in our common stock, investors should not invest in our stock unless they are prepared to absorb a significant loss of their capital. At any given time, investors may not be able to sell their shares at a price that they think is acceptable.

As of November 30, 2006, we had outstanding convertible debentures, warrants and stock subscriptions for the potential issuance of an additional 15,099,968 shares of common stock. To the extent that the warrants and convertible instruments for our common stock are converted and exercised or we issue additional shares or convertible debentures to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities or convertible instruments.

Internal Controls and Procedures

Through the end of November 30, 2006, our internal controls and procedures have not been audited for compliance with Section 302 of the Sarbanes-Oxley Act of 2002. If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected

ITEM 3. CONTROLS AND PROCEDURES

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

8-K 2006-02-21
8-K 2006-03-28
8-K 2006-05-23
8-K 2006-7-31
8-K 2006-9-13
8-K 2006-10-30
8-K 2006-12-18

Item 6. Exhibits and Reports on Form 8-K

Documents incorporated by reference: Form 10K SB, Form 8K

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 22, 2007	Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(Registrant)

By: /s/ Seid Sadat
Seid Sadat
Chief Financial Officer