Form 10KSB
period 2007-02-28
Transnational Automotive Group, Inc.
filed 2007-06-13
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP,INC.
(formerly Apache Motor Corporation)
(Name of Small Business Issuer in Its Charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21800 Burbank Blvd., Suite #200	(818) 961-2727
Woodland Hills, CA 91367	(Registrant's phone number)
(Address of Principal Executive Offices)

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	Common Stock, par value $0.001 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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
Yes [   ] No [X]

Registrant's revenues for its most recent fiscal year: $862,029

As of June 12, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $43,496,747 based on the closing trade reported on the NASD Over-the-Counter
Bulletin Board National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of June 13, 2007, the Registrant had 40,619,987 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Documents Incorporated by Reference: None

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED FEBRUARY 28, 2007

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (this “Report”) contains certain “forward-looking statements” and information relating to Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (“TAUG”). Words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements in this Report reflect the current views of TAUG with respect to possible future events and financial performance. Such forward-looking statements involve risks and uncertainties. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks and uncertainties under the caption “Risk Factors” in Item 1 in this Report and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document and the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances that occur after that date. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in the Company’s other filings made from time to time with the Securities and Exchange Commission. The safe harbor provisions of the Private Securities Reform Act of 1995 are not available to the Company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Transnational Automotive Group, Inc. ("The Company" or “TAUG”) was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and in August 2001 changed its name to Apache Motor Corporation Inc. In November 2005 the Company changed its name to Transnational Automotive Group, Inc.

In 2001, the Company merged with Cambridge Creek Companies, Ltd. (“Cambridge”), a Nevada corporation. Cambridge was a reporting issuer and the Company assumed the reporting issuer status after the merger.

Effective September 12, 2001, the Company acquired all of the outstanding shares of common stock of The Apache Motor Corp. (“Apache”), an Alberta corporation, from the shareholders of Apache in exchange for an aggregate of 440,000 shares of its common stock. The exchange was effectively a reverse takeover of the Company by Apache in that the shareholders of Apache became the majority shareholders of the Company. On October 24, 2003 the principal of The Apache Motor Corp (Robert Wither) agreed to return 278,560 shares of common stock for cancellation that he had received from the Company and the Company disposed of its shares in its subsidiary company, The Apache Motor Corp., to Robert Wither in conjunction with the cancellation of his shares in the Company. The Company retained the rights to the technology and returned the shares of the subsidiary to the original owners.

In 2002, the Company completed a 5:1 forward stock split.

On May 3, 2004, the Company terminated an agreement to acquire 100% of the issued share capital of Manter Enterprises Inc. and cancelled the 533,334 shares of common stock of the Company previously issued in trust for Manter subject to a performance agreement.

On June 7, 2004, the Company completed a 1:75 reverse stock split. On October 14, 2005, the Company completed a 2:1 forward stock split.

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

On December 22, 2005, the Government of Cameroon contributed $1,000,000 of their $1,800,000 cash commitment under the terms of the agreement with the Company, and transferred the remaining $800,000 cash commitments in increments of $200,000 on September 1, 2006 and $600,000 on November 1, 2006.

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

On March 15, 2006, the Company began implementation of an Agreement with the government of the Republic of Cameroon to provide urban bus transportation to cities throughout the country and to provide bus transportation between the cities. Under the terms of the agreement, Parker Transnational Industries – Cameroon (“PTIC”) was established to operate the bus system. PTIC is owned 66% by the Company and 34% by the City of Yaoundé and the Cameroon Ministry of Hydrocarbons.

Business Overview

Transnational Automotive Group, Inc. is a holding company, whose primary business is focused on acquiring, developing and providing urban and rural mass transit systems in leading sub-Saharan countries through partnerships established with the central governments of the respective sponsoring nations. The Company’s vision is to become a leading transportation company on the African continent by establishing key infrastructure and workforce development that will help facilitate the economic development and quality of life of each respective host country. Our bus fleets provide an efficient way for communities in need to travel and prosper. Through the development of formidable partnerships with sponsoring governments and integrating our management’s best practices and expertise into their countries’ infrastructure, our aim is to provide the citizenry of our host nations with lower cost transportation options that will stimulate economic development by providing more efficient and affordable transportation options.

Our current operations involve providing mass bus transit systems operated by our subsidiaries in Cameroon, Africa. We are also in early-stage planning for prospective operations in Ethiopia, Nigeria and Mozambique. Unless the context otherwise requires, references to the “Company”, “Transnational Automotive Group, Inc.’ “we,” “our” or “us” mean Transnational Automotive Group, Inc. and it’s wholly-owned and majority-owned subsidiaries.

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. Since the signing of the October 2005 agreement, we have created a wholly-owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its 66%-owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus,” officially commenced urban bus operations in Yaoundé on September 25, 2006 and is currently transporting 12,000 to 14,000 passengers daily, generating approximately $100,000 USD/month. LeBus started its first-phase operations with an initial fleet of 17 of a planned 200 buses for the Yaoundé metropolis, on two fully operational routes of the 25 approved bus routes.

On December 18, 2006, TAUG-C launched its 100%-owned inter-city transportation operating subsidiary, LeCar Transportation Corporation (SARL), known as “LeCar.” In its first week of operations, LeCar transported 3,976 passengers between the cities of Yaoundé and Douala, generating approximately $50,000 USD in revenues. LeCar started its first-phase operations with an initial fleet of 11 coach buses and is currently transporting 15,000 – 18,000 passengers monthly. Like LeBus, LeCar has received excellent support from the media and from Cameroon’s citizens, as indicated in the noteworthy success of the launch of operations. LeCar has also impressed Cameroon government leaders for its reliability and quality of service, and enjoys the support of the nation’s highest officials.

Operations

We generate revenue principally as follows:

Bus Fares – Urban City Transporation System (“LeBus”): The majority of our revenues from our urban bus transportation company, LeBus, is derived from ticket fares charged to customers. Ticket fares for our urban bus operations approximate .30 USD per rider. LeBus started its first-phase of operations with an initial fleet of 28 of a planned 200 buses for the Yaoundé metropolis, on two fully operational routes of the 25 approved bus routes. These two routes are currently transporting 12,000 to 14,000 passengers per day.

Bus Fares – Inter-City Transportation System (“LeCar”): The majority of our revenues from our inter-city bus transportation company, LeCar, are derived from the sale of one-way and round-trip bus fares between the cities of Yaoundé and Douala. LeCar is targeting the mid-market ($10-$12 per round trip) price point. The inter-city bus transportation system commenced operations on December 18, 2006 with 11 coach buses.

Food and beverage: As an accommodation to our passengers, we sell food and non-alcoholic beverages on our inter-city bus route between Yaoundé and Douala. Sales of food and beverages represent less than 5% of our aggregate revenue.

Postage and mail: Cameroon does not maintain any formal or well organized postal services. To address the needs of courier services, we have partnered with several leading express delivery companies for the transport of mail and small freight aboard our inter-city bus line, LeCar. These courier services compliment our existing bus operations and provide an additional revenue stream at minimal additional cost to our operations. Revenue generated from our courier services represents less than 1% of our total revenue.

Advertising: We signed an agreement with Poseidon, a leading advertising firm in Cameroon, to sell advertising space on our buses to major companies in Cameroon. Poseidon is an affiliate of Nelson Cameroon, a leading branding and marketing communications firm in Cameroon. Revenue from the sale of advertising space comprises less than 5% of our aggregate revenue.

Market

Within Cameroon

The current weekday market for public transportation in the city of Yaoundé is estimated at $185 million annually. The current annual inter-city transportation market between Yaoundé and Douala (not including routes to other cities in the country) is estimated at $33 million. Although there are no official numbers, these markets can be expected to expand substantially, given the increased overall economic growth Cameroon is experiencing and projecting.

Across Sub-Saharan Africa

A number of Sub-Saharan African countries have approached TAUG for discussions pursuant to investigating, planning and – in some cases – beginning transportation-related operations with central or regional/state/provincial governments and private sector partner entities. These initial indications of interest (mainly deriving from public and private sector observation of the Company’s successful 2006 launches of urban and inter-city bus transportation systems in Cameroon) come from a variety of African geographies and language groups representing West, Central and East African locations and French, English and Portuguese-speaking areas.

Other Opportunities

Concurrent with establishing and operating mass transit systems in leading African commercial and population centers, we are also positioning the Company for expansion into additional African markets and industry sectors, including manufacturing and marketing sustainable bio-diesel fuels. In the alternate energy arena, we have begun planning for production of palm oil-based bio-fuels within palm plantations situated in both Ethiopia and Cameroon. Beckoning markets for such bio-fuel products have been confirmed by the Company in Greater China, India, North America and other automotive-intensive nations and regions.

The Company has established a business development center dedicated to exploiting various transportation, energy and other natural resource market opportunities in the People’s Republic of China, Greater China and additional Asia Pacific and South Asian locations.

Business Strategy and Market Opportunity

Emerging countries that pursue political stability and a dynamic, growth-oriented economy require a reliable, sustainable source of food, adequate housing, readily-available medical treatment, an expanding job market and an open system for educating children and the work-force. Progress in these vital areas requires a sustainable, affordable and reliable transportation infrastructure.

Establishing a sustainable mass transportation system is capital-intensive and requires systemic technical and management expertise. The acute need for affordable transportation infrastructure in developing countries, coupled with the lack of financial resources and management expertise within these countries, has created a unique opportunity for the Company.

We have developed a strategy that combines its management knowledge of transportation and business systems with its ability to create an infrastructure network essential to these developing countries.

Establishing and operating a sustainable transportation infrastructure that is affordable to a population that is largely characterized by joblessness and poverty requires:

1.	Minimizing capital expenditures; and
2.	Minimizing operating costs

Minimizing capital expenditures: There are three main components to keeping the capital expenditures at a minimum, thereby reducing the amount of required financing and associated costs.

1.

Partnering with the Government: As part of the October, 2005 agreement, the Cameroon Government (“Government”) is responsible for supplying TAUG with adequate depot facilities for the urban bus system as well as improving the road network. This has enabled TAUG to reduce its capital needs that would have been required to purchase and then develop these facilities and this infrastructure. Additionally, we are in negotiations with the Government to allow TAUG to import the city buses into the country tax and duty free. This reduces the landed value of these vehicles significantly, as duty fees in Cameroon can be up to 60% of the underlying cost of the buses.

2.	Sourcing high-quality, less expensive buses from China: The Company has sourced quality buses from China that are significantly less expensive than comparable US or European vehicles.

3.	Seeking competitive financing: TAUG is seeking to keep its cost of capital at a minimum to enable the Company to use cash flow to help fund its growth.

Minimizing operating costs: There are three main components to keeping operational costs as low as possible to enable TAUG to offer competitive fares.

.

1.

Negotiated tax abatements from the Government: The Government of Cameroon has requested that we offer a “socially acceptable” fare of 150 CFA ($0.29-30 USD) for our urban bus operations. To enable such a low fare, we are currently in negotiations with the Government to offer TAUG negotiated tax abatements and and/or subsidies, including but not limited to a 30 percent reduction in the cost of fuel as well as a waiver from Value Added Tax (VAT) on the ticket price.

2.

Implementing technology: The Company will be implementing several business process automation technologies such as accounting, payroll and HR software tools to substantially reduce administrative costs. In addition, we plan to implement a “smart fare card” technology to eliminate the handling of enormous volumes of cash and coin, thus reducing the need for a large cashier staff and for ticket sellers on board the buses.

3.

Negotiate access to natural resources such as oil and gas concessions: We have proposed to the Cameroon Government that TAUG could keep fares low or even lower – as well as being able to offer other special transport services to the elderly and handicapped and supplying dedicated school buses – if TAUG could find ways to finance these services with cash flow from other sources. We are currently in discussions with senior Cameroon Government officials to obtain “marginal” producing oil concessions whereby the Company would split the profits with the Government. TAUG would invest 50 percent of its share into urban bus systems to maintain or even lower the fares as well as offering special services such as school buses, which are high-demand needs of Cameroon’s economy and society.

Funding Our Business Plan

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

In Cameroon, the Company has incorporated three subsidiaries. These subsidiary companies are subject to the laws and regulations of the Republic of Cameroon. Additionally, Cameroon is a signatory to the Organization for the Harmonization of Business Law in Africa or the OHADA treaty. International business disputes or arbitration is conducted in the OHADA courts located in the Ivory Coast.

Employees

As of February 28, 2007, the Company had approximately 411 employees, with over 90% of these employees involved directly in operations, primarily as drivers, cashiers, mechanics and bus monitors. The Company utilizes part-time and full-time outside consultants and contractors for operational purposes. We are currently preparing for the deployment of 30 new city buses for our urban bus operations in the second quarter of 2007. These additional buses will allow the Company to begin offering service on additional bus routes of its planned 25 city bus lines in Yaoundé, and we are actively recruiting additional employees to manage, drive and maintain the additions to our fleet.

Risk Factors

An investment in TAUG securities is highly speculative and extremely risky. You should carefully consider the following risks, in addition to the other information contained in this report, before deciding to invest in TAUG securities.

We have a history of losses and negative cash flows from operations.

Our cash flow may not be sufficient to satisfy our operations. For the years ended February 28, 2007 and 2006, we recorded a net loss of $8,510,719 and $1,443,380, respectively. As a result of these losses, and prior losses, we currently have a significant working capital deficit. Furthermore, we cannot predict whether our current or prospective activities will ever generate enough revenue to be profitable. In addition, we have purchase commitments for the acquisition of 30 additional buses approximating $1,600,000. To be able to service our debt obligations and purchase commitments, we must generate significant cash flow and obtain additional debt and equity financing. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations. In this event, our investors would be susceptible to loosing most if not all of their investment in TAUG.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended February 28, 2007, which states that “The Company has incurred a significant loss and a large working capital deficit which together raise substantial doubt as to its ability to continue as a going concern.”

We cannot predict our future capital needs and may not be able to secure additional financing.

We have an accumulated deficit of $11,071,646 at February 28, 2007 and have been continually dependent on the funding of our working capital requirements through the issuance of convertible debentures, unsecured promissory note obligations and common stock and warrants. Additionally, we have relied on cash infusions from related parties to fund our capital expenditures as well as working capital requirements.

Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary businesses. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or obtain funding through long-term secured promissory note obligations.

We are currently seeking additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us.

Our business is difficult to evaluate because we have a limited operating history in an emerging and rapidly evolving market.

Our limited operating history and unproven track record makes it difficult to accurately assess our general prospects in the urban and rural mass transit transportation industry in Cameroon and the effectiveness of our business strategy. In addition, we have limited meaningful historical financial data upon which to forecast future revenue, cost of revenue and operating expenses. Our future performance will also be subject to obtaining favorable subsidies and tax exonerations from the government of Cameroon to help defray our operating expenditures. Accordingly, we cannot assure you that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy our debt obligations and working capital needs. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in emerging geographic markets.

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

Our success is dependent on achieving certain economies of scale.

The successful implementation of our business model requires the acquisition of a significantly larger bus fleet and expansion of our bus lines, which will require significant capital expenditures. In the event we are unsuccessful in obtaining the required capital necessary to finance our expansion, it would have a material and adverse affect on our revenue growth and future profitability.

Our business model is predicated upon obtaining favorable tax concessions and exonerations which are not guaranteed.

The success of our business model is predicated upon obtaining favorable tax abatements and other subsidies from the government of Cameroon in exchange for providing our city mass transit system in the city of Yaoundé. In the event we are unable to successfully negotiate for these tax concessions and abatements, there is a great likelihood that our business model may not be able to sustain profitability.

Changes in interpretations of existing, or the adoption of new legislation, regulations or other laws could adversely affect our operations.

Our business is subject to numerous laws regulating safety procedures, equipment specifications, employment requirements, environmental procedures, insurance coverage and other operating issues. These laws are constantly subject to change. The costs associated with complying with the adoption of new legislation, regulations or other laws could adversely affect our results of operations.

We may in the future incur impairment charges that materially adversely affect our earnings and our operating results.

Our total assets include substantial capital expenditures for our fleet of buses used in operations. In accordance with FASB Statement No. 144, on an annual basis, and more frequently as required, we assess whether indicators of impairment are present and perform the necessary analysis to ensure the carrying value of our capitalized fleet of buses exceeds its fair value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of significant assets or other factors. If future operating performance at our business does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for impairment of buses. The recognition of an impairment of a significant portion of our net book value would adversely affect our results of operations and total capitalization, the effect of which could be material and could cause our stock price to decline.

Supplier Concentrations

We are dependent on a limited number of qualified suppliers of manufactured buses. This dependence could lead to delays, lost revenue or increased costs. Because we depend on a limited number of suppliers for the buses used in our operations, our future operating results may be impacted by any number of factors including, but not limited to: an increase in the price of buses acquired in the future, the financial viability of our suppliers, the failure of our suppliers to remain in business, or their failure to meet our quality requirements.

Dependence on Key Management Personnel

We lack the goodwill of an established business and therefore rely on individual members of current management to create business strategies and relationships and developing operating efficacies necessary for growth. Our success is substantially dependent on the performance of our senior management and key personnel. Substantially all of our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not currently hold key personnel life insurance policies on any of our key employees. We believe that the loss of the services of any our executive officers or other key employees and personnel could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty attracting and retaining qualified, highly skilled personnel, including accounting and finance personnel.

We expect the expansion of our business to place a significant strain on our managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical and other personnel to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified personnel on a timely basis, on competitive terms, or at all. Our inability to attract and retain the necessary technical and other personnel would have a material adverse effect on our business, financial condition and results of operations.

In anticipation of the expected growth of our operations, we will be required to improve existing or implement new operational and financial systems, procedures and controls. To manage this growth, we will need to expand, train and manage our employee base. We will also need to expand our accounting, administrative and operations staff. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retain, motivate and manage required personnel.

We are a new company with limited operating history and no assurances can be provided that we will be able to successfully manage our growth.

Given our brief period in operations and anticipated future growth, there are uncertainties concerning our ability to successfully manage the growth of our operations that is necessary to achieve profitability. Our ability to manage our planned growth effectively will require us to enhance our operational, financial, and management systems, expand our facilities and equipment, and retain a skilled management team with proven skills in overseas operations. Failure to manage our growth effectively could adversely affect our operations.

There are inherent risks with operating internationally and, in particular, in third world countries.

Our efforts to sell into the African markets create a number of logistical and communications challenges. Additionally, we purchase certain materials from international sources, and in the future we may decide to move certain manufacturing functions to, or establish additional manufacturing operations, international locations. Purchasing, manufacturing, and selling products internationally expose us to various economic, political, and other risks, including the following:

-	Management of a multi-national organization;
-	Compliance with local laws/regulatory requirements as well as changes in those laws and requirements;
-	Imposition of restrictions on currency conversion or the transfer of funds;
-	Transportation delays or interruptions and other effects of less developed infrastructures;
-	Employment and severance issues;
-	Tariffs and duties;
-	Possible employee turnover or labor unrest, including concerns over the unionization of our labor force;
-	The threat of repatriation of our operating assets and business operations;
-	The burdens and costs of compliance with a variety of foreign laws, and
-	Political or economic instability in certain parts of the world

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

Impairment of Fixed Assets

The transportation network in the cities of Yaoundé and Douala are terribly inadequate, with roads and highways requiring significant upgrades. The inadequacy of these roads could result in the acceleration of wear and tear of our city and inter-city buses, the reduction in their useful lives, and significant operating expenditures necessary to maintain and upkeep the buses, which would negatively impact our financial condition and the results of our operations.

Significant Estimates

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ, and the difference may be material, from our estimates. Key estimates and assumptions for us include reserves for depreciation, accruals for custom duty, VAT taxes and other contingencies, and provisions for fuel subsidies.

Competition

The inter-city bus transportation market is competitive and the market is very sensitive to the ticket fares charged on our bus routes between the cities of Yaoundé and Douala. There can be no assurance that the government of Cameroon will elect to partner with other companies to provide mass transit systems for its populace.

Internal Controls and Procedures

Through the end of February 27, 2007, our internal controls and procedures have not been audited for compliance with Section 302 of the Sarbanes-Oxley Act of 2002. If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Risks Relating To Our Securities

Our common stock is quoted on the OTC Bulleting Board, making it difficult to sell when desired.

Our OTC Bulleting Board listing negatively affects the liquidity of our common stock. The market liquidity of our stock is relatively low. There has only been a limited public market for our securities, and there can be no assurance that an active trading market will be maintained. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect an investor’s ability to sell at a price that is satisfactory to him or her. Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of our common stock.

The market price for our common stock has been and may continue to be subject to a significant degree of volatility.

The market price of our common stock has in the past and may in the future experience significant volatility as a result of a number of factors, many of which are outside of our control. The following is a list of the risk factors that may affect the market price for our common stock:

  Our quarterly and annuals results of operations and ability to meet analysts’ and our own published expectations
  The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure
  General economic and sociopolitical conditions both domestically and in Cameroon and sub-Saharan Africa
  Geopolitical events domestically or abroad such as war, threat of war or terrorist actions
  Recruitment or departure of key personnel
  An increase in the underlying costs of our operations including fuel and labor costs
  The repatriation of some or all of our assets under operation
  The cancellation of our agreements with the government of Cameroon
  The sale of substantial amounts of our common stock or other potentially dilutive capital transactions such as shares issued upon the exercise of outstanding common stock warrants

The OTCBB is a relatively unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ and the other national securities markets. The trading price of our common stock may fluctuate significantly and, as is the case for OTCBB securities generally, is not published in newspapers. Because we may experience a high level of volatility in our common stock, investors should not invest in our stock unless they are prepared to absorb a significant loss of their capital. At any given time, investors may not be able to sell their shares at a price that they think is acceptable.

Penny stock abuse

The market price for our stock may suffer as a result of patterns of fraud and abuse that are prevalent for penny stocks, which are defined as any equity security having a market price (as defined) of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. These patterns of abuse include, but are not limited to the following:

  Control of the market for our common stock by one or a few broker-dealers that are often related to the promoter or issuer
  Manipulation in the trading price of our common stock through the prearranged matching of purchases and sales
  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers
  Dumping of securities after prices have been artificially manipulated to higher levels, resulting in investor losses.

The trading value of our common stock is vulnerable to market fraud.

Securities traded on the OTCBB are generally more susceptible to market manipulation and/or fraud because of their low prices and because securities traded on the OTCBB have less stringent reporting requirements than securities traded under other national exchanges.

We have not paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future.

The growth of our operations will require a significant amount of working capital and capital expenditures necessary to increase our fleet of buses and related infrastructure costs. Because of limitations in the availability of capital to fund our operations, we do not anticipate paying cash dividends on our common shares in the foreseeable future.

A large number of common shares are issuable upon exercise of outstanding convertible debentures and warrants, which, upon exercise, would result in the substantial dilution of our common shares.

In connection with two private placement offerings, as of February 28, 2007, we had outstanding debentures that could be converted into 7,538,954 shares of common stock at an average price of .48 to .50 per share and warrants to purchase 8,789,624 common shares at a weighted average exercise price of $1.50 per share. To the extent that the warrants and convertible instruments for our common stock are converted and exercised or we issue additional convertible debentures, common stock or warrants, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities, convertible instruments or other long-term sources of borrowing. In the event of the exercise of these securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in us as well as the book value of your common shares. Exercise of the 16,328,578 existing common shares available under the exercise of convertible debentures and warrants issued in connection with our private placement transactions would result in approximately 45% net dilution in existing shareholders’ percentage ownership as well as in the book value of our common shares as of February 28, 2007.

The concentration of ownership of our common stock gives a few individuals significant control over important policy and operating decisions.

As of February 28, 2007, certain members of our officers’ and directors as a group collectively owned and control approximately 31% of the common stock of our company. Although senior management does not control a majority of all outstanding shares, their collective ownership would give them a strong advantage in regards to electing board members and other matters requiring shareholder approval. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders. A perception in the investment community of an anti-takeover environment at our company could cause investors to value our stock lower than in the absence of such a perception.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 21800 Burbank Blvd., #200, Woodland Hills, California, 91367 and are leased by the Company on a month-to-month basis.

Our intra-city bus operating facilities in Yaoundé, Cameroon consist of a bus depot facility, which also houses our administrative,

sales and maintenance departments. This bus depot facility is used by our majority-owned intra-city transportation company, Transnational Industries – Cameroon, S.A., known as “LeBus”, and has been provided to us by the Yaoundé Urban Council, a governmental agency of Cameroon, which is also a minority shareholder in LeBus. This facility comprises approximately 232,000 square feet of space. Through February 28, 2007, we have invested approximately $87,000 in building improvements on the bus depot used in our operations.

Our operating facilities for our wholly-owned inter-city bus operational company, known as “LeCar”, are comprised of two sales agency facilities and an office building used by LeCar’s corporate, sales and administrative staff. One of LeCar’s agency facilities is situated on the grounds of a large hotel in Douala, Cameroon and has been leased to LeCar under an agreement expiring December 2008. The second agency facility is located in Yaoundé and comprises approximately 86,000 square feet. This agency facility is leased under a 20-year non-cancelable operating lease agreement, expiring in 2027. LeCar’s Yaoundé-based corporate and administrative office is comprised of approximately 5,000 square feet and is leased under an operating lease agreement expiring in October 2007. Through the end of our fiscal year ended February 28, 2007, we have invested approximately $170,000 in construction costs related to upgrading and refurbishing LeCar’s facilities under lease.

In addition to our operating facilities in Cameroon, we also lease three personal residences in Yaoundé used by certain members of our senior management and Ex-pats under operating leases expiring in various years through 2008.

ITEM 3. LEGAL PROCEEDINGS

In May 2006, we were assessed a claim approximating $461,000 in connection with a breach of contract dispute with the owners of our sea freight carrier and related agent, BBC Ireland (“Ireland”) and Global Transportation Services, Inc. (“Global”), respectively. The claim arose out of an alleged failure and delinquency to procure our first shipment of 28 buses from China to Cameroon within the guidelines specified under the contract. In December, 2006, we initiated settlement negotiations for these parties to withdraw their monetary claim in exchange for contracting with Ireland and Global for our next two sea freight shipments of buses from China to Cameroon. As of the date of the filing of this Form 10-KSB, we have not satisfied all contractual provisions required to settle this dead claim freight and no loss contingency has been accrued in the accompanying consolidated financial statements as of and for the year ended February 28, 2007. In the event we are unable to fulfill the contractual obligations of the settlement agreement, any damage awards granted to these parties in the event of litigation arising from this dead claim freight could have a material adverse impact on our financial condition and results of operations.

In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. No accruals for potential losses for litigation are recorded as of February 28, 2007, in accordance with SFAS No. 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

On March 19, 2007, one of our inter-city coach buses was involved in a collision en route between Yaoundé and Douala that resulted in the deaths of two passengers and injuries sustained to the surviving passengers. In accordance with Cameroonian law, our subsidiary, LeCar, was cited with responsibility for the collision. We maintain insurance coverage for damage claims arising from collisions. However, we cannot determine the amount of monetary damages in excess of amounts covered under insurance, if any, that may be awarded to passengers involved in this collision.

Our subsidiary, LeCar, subleases an agency physically located on the premises of a large hotel in Douala under a two year lease term. On May 15, 2007, we received notification from the management of the hotel to terminate the lease agreement and requesting that we vacate the premises. The matter has been referred to legal counsel and is currently in mediation. In the event the cease and desist demand is upheld, we would be required to record an impairment charge of approximately $170,000, resulting from the write off construction in progress and other building improvement costs expended on our agency facility.

To the knowledge of the Company’s executive management and directors, we are not party to any other pending legal proceeding or litigation and, except as described above, none of our property is the subject of a pending legal proceeding and the executive officers and directors know of no other threatened or contemplated legal proceedings or litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock was approved for trading on the Over-the-Counter Bulletin Board (OTCBB) under the symbol APHC on May 11, 1998. On June 7, 2004 the Company completed a 1:75 reverse stock split and traded under the symbol ACHO. On January 12, 2006 the Company changed its name from Apache Motor Corporation to Transnational Automotive Group, Inc. The new stock symbol is “TAMG.OB.

The table set forth below reflects the reported high and low bid prices of the Common Stock for each quarter for the periods indicated as reported by the OTCBB. Such prices are inter dealer prices without retail mark ups, mark downs or commissions and may not represent actual transactions.

		Closing Bid
		High	Low
Year	Quarter
2007	March 1, 2006 - May 31, 2006	$5.45	$2.08
	Jun 1, 2006 - August 31, 2006	2.32	1.36
	September 1, 2006 - November 30, 2006	1.45	0.55
	December 1, 2007 - February 28, 2007	1.35	0.70

2006	March 1, 2005 - May 31, 2005	$0.48	$0.28
	Jun 1, 2005 - August 31, 2005	0.40	0.36
	September 1, 2005 - November 30, 2005	0.90	0.38
	December 1, 2005 - February 28, 2006	4.00	0.38

Stockholders

As of June 13, 2007, there were 40,619,987 shares of our common stock outstanding, owned by approximately 444 holders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc., 2939 N 67th Place, Suite C, Scottsdale, Arizona 85251. Our transfer agent’s telephone number is (480) 481-3940.

Dividend Policy

We have never declared or paid any cash dividends, and we do not expect to pay any cash dividends in the foreseeable future. We intend to retain and reinvest any earnings, if any are achieved, in the continued development and operation of its business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

In connection with a stock purchase agreement dated November 30, 2005, we completed a private placement of 857,145 shares of our common stock at a purchase price of .35 per share, for gross proceeds of $300,000, which were received in irregular installments during our fiscal year ended February 28, 2007. These shares were issued pursuant to Regulation S of the Securities and Exchange Commission (“SEC”).

In a secondary Regulation S stock issuance, we sold 1,344,142 shares of our common stock at a purchase price of .50 per share for gross proceeds of $672,071 pursuant to a stock purchase agreement dated December 3, 2005. The proceeds under this stock purchase agreement were received on various dates during our fiscal year ended February 28, 2007.

During our fiscal year ended February 28, 2007, investors converted $262,500 and $10,184 of convertible debt and accrued interest, respectively, into an aggregate of 588,036 shares of our common stock.

On November 21, 2006, we issued 332,000 shares of our common stock in exchange for the extinguishment of $83,000 of debt owed to a creditor.

In connection with a Private Placement Memorandum to accredited investors dated January 17, 2007, we sold 750,000 shares of our common stock at a purchase price of .50 per share for aggregate proceeds of $375,000. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 750,000 shares of our common stock, at a fixed exercise price of $1.50 per share. The warrants are not on a “cash-less” basis and holders will be required to pay us $1.50 to exercise each warrant. The aggregate intrinsic value of the 750,000 warrants issued in connection with our January 17, 2007 private placement offering was $246,029. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

In aggregate, we issued 3,871,323 shares of our common to accredited investors, a limited number of non-accredited investors and non-U.S. persons during our fiscal year ended February 28, 2007. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis about our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements reflect our current views with respect to possible future events and financial performance. All of these forward-looking statements involve risks and uncertainties. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1. Risk Factors in this Annual Report on Form 10-KSB. You should not unduly rely on these forward-looking statements. Our forward-looking statements speak only as of the date of this document and the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances that occur after that date.

Overview

We are a public transportation company headquartered in Los Angeles, California with operating entities in Cameroon. Our current business efforts focus on establishing and operating mass bus transit systems in the two major cities in Cameroon: Yaoundé, the capital city of Cameroon, and Douala, the largest city and economic capital of Cameroon. We have partnered with the government of Cameroon to establish these mass transit systems. Our mission is to become a leading transportation provider in Cameroon and other sub-Saharan African countries through the operations of our urban and rural transportation systems.

City bus operations (“LeBus”)

Prior to the launch of operations, our efforts were engaged in various pre-launch activities including the establishment of a formal agreement with the government of Cameroon to provide urban transportation services in Yaoundé, the acquisition of city buses, the hiring and training of key staff and employees including drivers, security personnel and controllers, coordination and scheduling of bus routes, and the retrofitting of buses with specialized bumpers and other equipment.

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. This project was a national priority for the government, aimed at improving the lives of millions of Cameroonians by providing more economically favorable transportation alternatives for its citizens.

Since the signing of the October 2005 agreement, we established a wholly-owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its majority-owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus” officially commenced urban bus operations in Yaoundé on September 25, 2006. Our urban transportation system is currently comprised of 28 city buses that were purchased from a manufacturer in China in May 2006. These buses currently service two bus lines in Yaoundé.

LeBus recognized ticket sales approximating $360,000 from the transport of approximately 1,279,000 passengers from the start of operations through the end of our fiscal year ended February 28, 2007. We anticipate that our ridership will increase through the introduction of complementary lines. Twenty-three additional route lines have been approved for the capital city. We are currently in the process of establishing the infrastructure and have commenced construction of the necessary bus facilities, including bus depot, in October 2006. On September 25, 2006, the Company transferred the legal status of its LeBus operations (f.k.a Parker Transnational Industries Cameroon, SARL) from a limited liability company (SARL) to a public liability company (SA) and formalized the corporate governance in accordance with the Protocol agreement between the Company and the Government of Cameroon. The Company owns a 66% interest in LeBus, with the remaining 34% owned by various Cameroonian governmental agencies.

On October 16, 2006, the Office of the Prime Minister of Cameroon established an exploratory committee to develop recommendations on providing subsidies to the Company in exchange for fixing the fare price to passengers for city bus transportation. Among the Committee’s recommendations included suspending VAT payments on ticket sales and providing a 30% discount on fuel prices for the Company’s bus operations. Through the date of this Annual Report on Form 10-KSB, there have been no formal subsidy or tax exoneration agreements granted by the central government of Cameroonian government and its agencies.

On November 24, 2006, the Company entered into a purchase commitment agreement with Kinglong United Automotive Industry (Suzhou) Company, one of China’s leading bus manufacturers, for the acquisition of an additional 60 city buses for an aggregate purchase price (excluding taxes and shipping costs) approximating $3,200,000. On May 2, 2007, 30 of these city buses arrived in Cameroon and are scheduled for deployment in late June 2007. The deployment of these 30 additional city buses is expected to add additional bus lines in Yaoundé, which should further increase our ridership in the capital city.

We continued an in-depth survey of business and technically- relevant Chinese manufacturers, suppliers and related marketing entities in the automotive (bus, truck and specialty vehicles), automotive engines and parts, auto-electronics, energy (hydrocarbon, biofuels, alternative), and power generation which relate to the Company's model and integrated international strategies. Special focus was put on initial negotiations with entities which demonstrate fits with our plans for projects in Africa.

Agreements-in-principle have been reached with a leading Chinese engine and generator manufacturer, a major parts producer, a prominent producer of city and inter-urban buses, and a large-scale manufacturer of truck/heavy equipment. Current efforts are focusing on formalizing exclusive and non-exclusive marketing/sales/distribution agreements for TAUG with the engine/parts/generator manufacturer and the city/interurban bus producer.

The Company is also completing work on the establishment of its permanent representation office, profit center and related personnel in Shanghai for bus, parts and other needed procurements, exporting-importing and selling of selected vehicular and energy/environmental-related products in African and Greater China marketplace. The Company's senior management for China-based activities is now in place and functioning."

Inter-city bus operations (“LeCar”)

LeCar is the brand name given to the Company’s inter-city coach bus operations in Cameroon. Through the end of our fiscal quarter ended November 30, 2006, the Company was in the completion stages of its pre-launch activities for its inter-city bus operations by opening up a service between the capital city of Yaoundé and the business center of Douala. In preparation for the launch of the intercity bus operations, our LeCar staff were engaged in the following activities: hiring and training of key staff and employees including 24 drivers, 24 hostesses and various other support staff that will operate the first 11 coaches; the acquisition of the first 11 inter-city buses, which arrived in the port of Douala in August, 2006; employee training; establishment of procedures for the operations of LeCar; obtaining the necessary permits and licenses required to operate our business; planning the construction of the bus depot facility and other activities necessary to commence the inter-city bus operations.

On December 8, 2006, the Company transferred the legal status of its wholly owned subsidiary, TAUG-C SARL to TAUG-C S.A. On December 8, 2006, the Company formed a new wholly owned subsidiary, LeCar Transportation Corporation, SARL (a.k.a. LeCar).

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and the business center of Douala. In its first week of operations, LeCar transported 3,976 passengers between the cities of Yaoundé and Douala, generating approximately $50,000 USD in revenues. With an initial fleet of 11 coach buses, LeCar is currently transporting 15,000 – 18,000 passengers monthly. Since the launch of operations through February 28, 2007, LeCar has transported 53,000 passengers between the cities of Yaoundé and Douala, generating approximately $448,000 in revenues.

Like LeBus, LeCar has received excellent support from the media and from Cameroon’s citizens, as indicated in the noteworthy success of the launch of operations. LeCar has also impressed Cameroon government leaders for its reliability and quality of service, and enjoys the support of the nation’s highest officials. Once LeCar firmly establishes its Yaoundé-Douala service, we plan to expand our inter-city lines to other population centers throughout the rest of the country and sub-region.

Application of Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of the financial condition and results of operations, and require our management’s significant judgments and estimates. The application of such critical accounting policies fairly depicts the financial condition and results of operations for all periods presented.

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

Revenue and expense recognition

The majority of our revenue is derived from the sale of tickets for our inter-city and city bus operations. We recognize revenue from the sale of bus tickets when the transportation services have been provided. Selling, general and administrative costs are charged to operations as incurred.

Depreciation and amortization expense

Property, buses and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Costs for capital assets not yet available for commercial use have been capitalized as construction in progress and will be depreciated in accordance with our depreciation policies governing the underlying asset class. Assets classified as “held for future use”, if any, are not depreciated until they are placed in productive service.

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

Income taxes

We follow the asset and liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Deferred taxes have not been recognized on undistributed profits or losses of foreign subsidiaries since we consider these temporary differences to be essentially permanent in nature. Deferred taxes will be recognized when it becomes apparent that the temporary differences will reverse in the foreseeable future. It is not practicable to determine the amount of the unrecognized deferred tax assets or liabilities.

Income taxes for our operations in Cameroon are provided for at rates applicable under Cameroonian law. In addition to income taxes on earnings, our subsidiaries’ operations in Cameroon are also subject to value-added taxes based on revenue plus various other taxes that are not predicated on income. We recognize these tax obligations in the period incurred.

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

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. We believe that this statement will not have a significant impact on the financial statements.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. We believe this statement will not have a significant impact on the financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on the financial statements.

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

We are currently evaluating the effect of this pronouncement on our financial statements.

RESULTS OF OPERATIONS

For the fiscal years ended February 28, 2007 and 2006

Revenue

Revenues from our operations for our fiscal year ended February 28, 2007 were $862,029 as compared with $0 revenues for the fiscal year ended February 28, 2006. The increase in revenues over the prior year was attributed to the commencement of our intra-city bus operations, LeBus, on September 25, 2006, and our inter-city bus operations on December 18, 2006. We had 28 and 11 city buses and coach buses, respectively, in operations during our fiscal year ended February 28, 2007.

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, direct payroll, insurance, repairs and maintenance of buses, and depreciation expense on buses. Cost of revenues for the year ended February 28, 2007 were $1,047,280, or approximately 121% of revenue compared to $0 for the year ended February 28, 2006. The excess of our cost of revenue over revenue is derived from the start up phase of our operations and not attaining the required economies of scales through the expansion of our bus lines, which is necessary to maximize rider ship on our inter-city and city bus lines. Additionally, we have not recognized any government subsidies or tax exonerations that we anticipate to receive from the central government of Cameroon and its agencies (“the Government”). We are currently in discussions with the Government to negotiate tax abatements and other subsidies that we anticipate will be provided in exchange for providing mass transit systems in Cameroon.

Details of our cost of revenue for the years ended February 28, 2007 and 2006 follow:

			Percentage
			Increase/
	2007	2006	Decrease
COST OF REVENUE
Compensation expenses	$146,514	$-	100%
Fuel expense	459,335	-	100%
Insurance	44,431	-	100%
Maintenance and repairs	156,619	-	100%
Depreciation and amortization	240,381	-	100%
	$1,047,280	$-	100%

Operating expenses

Operating expenses for the years ended February 28, 2007 and 2006 were as follows:

			Percentage
			Increase/
	2007	2006	Decrease
OPERATING EXPENSES
Sales and marketing	$211,594	$10,238	1967%
General and administrative	5,330,174	634,907	740%
Amalgamation and merger costs	-	717,052	-100%
Depreciation and amortization	28,010	1,075	2506%
Foreign currency translation gain	22,745	-	100%
	$5,592,523	$1,363,272	310%

Sales and marketing expense consist primarily of payroll and related expenses for personnel engaged in marketing, business development and sales functions. It also includes advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense increased by $201,356 for the year ended February 28, 2007, as compared to the same period in 2006. The majority of this increase is due to marketing and advertising expenditures incurred in the current year as a result of the Company’s pre-launch and start of operations during the current fiscal year-end.

General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses increased by $4,695,267, or 740% over the previous fiscal year. The increase in our general and administrative expenses during our current fiscal year is attributed to costs associated with the following:

-	Expenses associated with the Company’s formation and incorporation of our subsidiaries in Cameroon
-	Costs to initiate operations in Cameroon including pre-launch activities of LeBus and LeCar
-	Operating expenses associated with our Cameroonian operations including rent, office and administrative payroll and payroll taxes, legal and professional fees, and general office expenses.
-

Corporate administrative costs including consulting fees paid to our Ex-pats and senior management, corporate payroll and payroll taxes, domestic and international travel costs, and professional and consulting fees.

During the year ended February 28, 2006, the Company engaged in no significant operations other than organization activities and research and development of its business plan. Most of the operating expenses incurred during the year ended February 28, 2006 were for office and administrative and consulting fees provided to the Company for the purpose of increasing the Company’s business presence and effort to develop its business plan.

During the year ended February 28, 2006, we incurred amalgamation, merger and acquisition costs of $717,052 associated with our reorganization and restructuring.

Other income (expense)

			Percentage
			Increase/
	2007	2006	Decrease
OTHER INCOME (EXPENSE)
Finance costs from beneficial conversion feature
on convertible debentures	$(1,003,050)	$-	$100%
Finance costs from issuance of warrants	(1,461,296)	-	100%
Loss on extinguishment of debt	(355,240)	-	100%
Interest expense	(445,922)	(668)	66655%
Deficiency in assets on acquisition of subsidiary company	-	(160,571)	-100%
Loss on abandonment of fixed assets	1,662	-	100%
	$(3,263,846)	$(161,239)	$1924%

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities. In connection with private placement offerings to accredited investors, we raised an aggregate of 3,638,500 from the issuance of 7% convertible debentures with attached warrants. The debentures are convertible into shares of our common stock at an exercise price of .50 per share. For the year ended February 28, 2007, we incurred finance costs of $1,003,050 associated with the beneficial conversion feature of these convertible debentures and $1,461,296 of finance costs from the amortization of deferred financing costs from the issuance of warrants. The warrants are being amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument.

Interest expense is comprised of interest costs incurred on a related party capital lease obligation and interest costs on unsecured borrowings.

Minority interest in loss of subsidiary

			Percentage
			Increase/
	2007	2006	Decrease

Minority interest in loss of subsidiary	$530,901	$81,131	$554%

Several Cameroonian governmental agencies collectively own 34% of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A., which operates our city bus transportation system, LeBus. Minority interest in loss of subsidiary represents these shareholders proportionate share of the loss from LeBus during the year ended February 28, 2007. The minority interest in loss of subsidiary increased by $449,770 over the prior year, resulting primarily from a higher overall net loss from LeBus during fiscal 2007, which was attributed to the pre-launch and start-up phase of operations during the current fiscal year.

Net loss

Our net loss for the year ended February 28, 2007 increased to $8,510,719 or $(.20) per share, from $1,443,380 or $(.03) per share, for the year ended February 28, 2006. The overall increase in net loss of $7,067,339, or approximately 490% over the prior year period, is primarily due to increases in payroll, financing costs associated with the issuance of convertible debentures, unsecured promissory note obligations and capital lease obligations, pre-launch costs associated with our bus transportation systems, losses resulting from the launch of our operations in Cameroon, corporate and administrative expenses incurred in connection with the start up of our operations, legal and professional fees, and travel expenses.

Assets

Assets increased by $4,281,174 to $5,210,509 as of February 28, 2007, or approximately 461%, from $929,335 as of February 28, 2006. This increase was due primarily to an increase in property, buses and equipment and advance deposits on buses, which increased $3,212,332 and $1,402,186, respectively, over February 28, 2007. The increase in our capital expenditures and advance deposits on buses was related to our acquisition of 28 city and coach buses used in our mass transit operations as well an advance deposit for the purchase of 30 city buses that we anticipate will be placed in service during the second quarter in 2007.

Liabilities

Total liabilities increased by $6,783,799 to $8,080,547 as of February 28, 2007, or approximately 523%, from $1,296,748 as of February 28, 2006. This increase was due primarily to an increase in accounts payable and accrued expenses by $2,953,546, a bank overdraft balance of $485,925 which is include in accounts payable and accrued expenses, an outstanding capital lease obligation of $765,622 entered into during our current fiscal year, an increase in unsecured borrowings of $715,993, including $825,000 owed to a related party, and $2,201,846 of outstanding convertible debentures, net of debt discount, that were raised through a private placement offering.

Stockholders’ deficit

Stockholders’ deficit increased by $2,243,206 to $2,870,038 as of February 28, 2007 from a deficit of $626,832 as of February 28, 2006. The decrease in stockholders’ equity was primarily attributed to our net loss for the year-ended February 28, 2007 of $8,510,719 less $6,267,513 of financing activities that partially offset the loss.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2007, we had a net cash deficit of approximately $485,925 compared to cash and cash equivalents of $597,640 as of February 28, 2006, representing a decrease in our cash and cash equivalents of $1,083,565 in comparison to the balance as of February 28, 2006. The decline in our cash balances compared to the prior year was primarily attributed to our net loss from operations and capital expenditures for the acquisition of buses offset by our ability to raise $3,518,000 through the issuance of convertible debentures, $825,000 from the issuance of unsecured promissory note obligations, and $375,000 raised from private placement offerings during the fiscal year ended February 28, 2007. Our cash deficit has been included in accounts payable and accrued expenses in the accompanying financial statements.

	February 28,	February 28,	Increase/
	2007	2006	(Decrease)

Working capital
Current assets	$1,976,753	$907,911	$1,068,842
Current liabilities	8,080,547	1,296,748	6,783,799

Working capital deficit	$(6,103,794)	$(388,837)	$(5,714,957)

Our working capital deficit at February 28, 2007 was $6,103,794 compared to $388,837 as of February 28, 2006, representing an increase of $5,714,957. The increase in our working capital deficit as of February 28, 2007 compared to February 28, 2006 was primarily related to an increase in the issuance of convertible debt and unsecured notes payable, an increase in accounts and accrued expenses, and a $1,083,565 decline in cash and cash equivalent balances as of February 28, 2007 compared to February 28, 2007.

	Fiscal year ended		Increase/
	2007	2006	(Decrease)

Cash flows used in operating activities	$(4,198,610)	$(1,008,469)	$(3,190,141)
Cash flows used in investing activities	(2,374,896)	(301,269)	(2,073,627)
Cash flows provided by financing activities	5,975,866	1,901,603	4,074,263

Net increase (decrease) in cash	$(597,640)	$591,865	$(1,189,505)

Cash flows from operating activities

The decrease in net cash flows used in operating activities is primarily attributed to an increase in net loss of $8,510,719 for our fiscal year ended February 28, 2007 compared to $1,443,380 in the prior year. Net cash used in operating activities for the fiscal year ended February 28, 2007 was primarily due to a net loss of $8,510,719 adjusted for non-cash interest and financing costs of $2,621,322, loss on extinguishment of debt of $355,240, depreciation and amortization expense of $268,391, and net changes in operating assets and liabilities of $1,606,811 and minority interest in subsidiary’s loss of $530,901. For the year ended February 28, 2006, net cash used in operating activities was due to a net loss of 1,443,380 adjusted for net changes in operating assets and liabilities of $434,911.

Cash flows from investing activities

Cash flows used in investing activities were primarily attributed to $731,597 of cash used for the acquisition of buses and $1,402,186 of advance deposits on buses during the current year. Capital expenditures for the acquisition of computer hardware and software, furniture and fixtures, and other fixed assets for the fiscal years ended February 28, 2007 and 2006 were $256,393 and $22,498, respectively.

Cash flows from financing activities

Net cash provided by financing activities for the year ended February 28, 2007 increased by $4,074,263 compared to the previous year-end. The increase in net cash provided by financing activities during the current year was primarily attributed to cash proceeds of $3,638,500 raised from the issuance of convertible debentures and warrants pursuant to a private placement offering, $1,347,071 raised from the sale of common stock issued in connection with stock purchase agreements and a private placement of common stock and warrants to accredited investors dated January 17, 2007, $924,673 raised from the issuance of unsecured promissory note obligations, and $800,000 of cash proceeds contributed by one of the minority stockholder’s in our subsidiary, Transnational Industries Cameroon. Cash flows provided by financing activities for fiscal year ended February 28, 2007 were offset by $1,000,000 of aggregate principal repayments on a capital lease obligation made to a related party.

The consolidated financial statements included in this Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of approximately $11,071,646 as of February 28, 2007 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements and equity financing.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(C) of Regulation S-B.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Our audited financial statements for the year ended February 28, 2007, are included in a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the years ended February 28, 2007 and 2006. Effective December 11, 2006, Pannell Kerr Forster (registered with the PCAOB as “Smythe Ratcliffe”) was dismissed as our independent auditor. Together with the dismissal of Pannell Kerr Forster, our board of directors approved the engagement of Kabani & Company, Inc. as our independent registered public accounting firm for the fiscal year ended February 28, 2007 effective December 11, 2006.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

During the year ended February 28, 2007, we issued an aggregate of 3,871,323 shares of our common to accredited investors, limited number of non-accredited investors and non-U.S. persons. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers and directors as of June 13, 2007.

Has Served as Director
Name	Position and Age	or Executive Officer since

Dr. Ralph Thomson	Chief Executive Officer and Chairman of the Board of Directors; 69	February 15, 2006

Seid Sadat	Chief Financial Officer and Director; 47	August 29, 2006

David Browne	In-house Corporate Counsel and Secretary; 51	January 2, 2007

Don Durand	President, Africa Operations 37	February 15, 2006

Dr. Louis P. Shu	Vice-President of Business Development; 51	Ooctober 28, 2006

William Jacobson	Director; 60	February 15, 2006

Henry Huber	Director; 65	July 17, 2006

Ralph J. Thomson - Dr. Thomson's career involves more than thirty years’ experience in government advocacy; legislative and regulatory activity; and international policymaking, negotiations, business management and higher education. His career has also been devoted to partnership development, mergers and acquisitions, strategic alliances, representation to U.S. and foreign governments, technology transfer, trade and finance. Dr. Thomson has been responsible for private and public sector project funding, joint ventures and technology sales contracts totaling over $500 million in the U.S., Asia, Europe, the Middle East and Latin America. Public sector funding and policy activities have involved U.S. government agencies, the United Nations, the World Bank/IMF and regional development banks. Dr. Thomson received his Bachelors degree from the University of Utah, two Master’s degrees and a Ph.D. in international affairs, economics, law and diplomacy from the Fletcher School of Law and Diplomacy (Tufts and Harvard Universities), with dissertation under Dr. Henry Kissinger.

Seid Sadat - Mr. Sadat has been a professional in public accounting for over eighteen years. He has performed a wide range of accounting services for a diversified client base consisting of estate, manufacturing, non-profit, retail, construction, and service organizations. He has acted as the CFO for several companies, has extensive audit and regulatory expertise and has been called upon to act as an “expert” witness. He is currently a member of the Report Quality Monitoring Committee for the California Board of Accountancy.

David Browne – Mr. Browne, J.D., 51: Corporate Secretary and in-house counsel since April, 2007. Mr. Browne has practiced law in California for 27 years with an emphasis on business law and business litigation.

Don Durand - Mr. Durand has had extensive experience with the funding, development and operational oversight of start up companies. From January 2001 – October 2000, he was a senior account executive and director of business development for NGRAIN Corporation, where he developed the company’s first product and helped raise $15 million in funding. From November 2003 – May 2005, he co-founded and served as the chief operating officer of 3Plains Corporation where he led the development efforts of the company’s first product and assisted with the companies fund raising activities. Prior to his work with NGRAIN Corporation, he served for 12 years as a combat engineer with both, the Canadian and British armies, retiring with the rank of Captain. During his career in the military, Mr. Durand served with distinction in many complex operations around the world in Europe, and the Middle East both as a peacekeeper and during peace making operations; including building an aide convoy road in central Bosnia, managing a fleet of over 100 heavy equipment vehicles fulfilling similar roles in places such as Kuwait. Mr. Durand is a graduate of the Royal Military College with a Bachelors of Engineering and has an Executive MBA from Simon Fraser University.

Louis P. Shu - Dr. Shu is an experienced high-tech executive with a long track record of business and product development success in start-up companies. His venture capital background includes senior positions at Centennial Funds and Acer Capital Corporation. He founded Weise Labs, Inc. and co-founded Nanotech Special Interest Group in Silicon Valley. He organized Nanotech Forum and Exhibitions in NASA, Mountain View; Tsukuba, Japan; Beijing, China; and Taipei, Taiwan. In 2003, he received “Innovative Technology Award” in the First International Nanotechnology Business Plan Contest, NanoTech 2003 + Future, Makuhari, Japan. He was a pioneer for undersea optical fiber communications and digital cellular technologies. In 1989, he received the "Industry Service Award" presented by the Cellular Telecommunications Industry Association (CTIA) and the Telecommunication Industry Association (TIA) for his contribution to the industry and the international standards community. Earlier positions included CTO of Galaxy Online, Inc., President of OctaliBay Corporation, Director of Network Architecture of US West NewVector Group, Acting Supervisor of AT&T Bell Labs. From 1978 to 1984, he earned Ph.D. in Control Systems, MSEE in Computer Engineering, MS in Statistics/Operations Research and MBA from Michigan State University. He was a fighter pilot with Bachelor Degree in Aeronautical Engineering from the Air Force Academy of Taiwan. Dr. Shu has developed and owns two patents in the advanced diesel engine field with focus on energy saving and environmental protection.

William Jacobson - Mr. Jacobson has been president and CEO of Atlas Mining Company since August of 1997. He has worked directly in the mining industry for over 12 years. Mr. Jacobson also spent 15 years in the banking industry. He graduated with a B. S. in Business Administration from the University of Idaho in 1971 and is a member of the Northwest Mining Association.

Henry Huber - Mr. Huber has a Masters of Education degree, and has spent the last five years as President of his company, Uptrend Investment Services, providing investment services to private clients.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the most recent fiscal year, of those persons who were, at February 28, 2007 TAUG’s executive officers whose 2007 compensation exceeded $100,000.

	For the Fiscal Year Ended February 28, 2007

			Stock	Option	All Other
	Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	($)	($)	($)	($)	($)	($)

Ralph Thomson, CEO	60,000	-	-	-	120,000	180,000
Don Durand, COO	-	-	-	-	120,000	120,000

Employment Agreements

There are no employment agreements between us and Messrs. Thomson, Sadat and Durand. On October 27, 2006, we entered into an employment agreement with Louis Shu, our vice-president of business development. Under the terms of the employment agreement, we agreed to compensate Mr. Shu an aggregate of $6,000 per month comprised of $3,000 of monthly cash compensation and $3,000 of deferred compensation to be settled upon our ability to raise sufficient capital to fund the growth of our urban transportation operations. As of February 28, 2007, $12,000 of deferred compensation was owed to Mr. Shu, which has been accrued and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of February 28, 2007.

Option Grants

No stock options were granted to any of the Company’s executive officers.

Compensation of Directors

None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2007 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Preferred Stock		Common Stock (1)

	Number of	Percentage of	Number of	Percentage of
Name and Address of Beneficial Owner	Shares	Class	Shares	Class

Dr. Ralph Thomson (2)	-	-	-	-
Seid Sadat (2) (3)	-	-	16,438,464	28.4%
David Browne (2)	-	-	100,000	*
Don Durand (2)	-	-	-	-
Dr. Louis P. Shu (2)	-	-	-	-
William Jacobson (2)	-	-	-	-
Henry Huber (2)	-	-	-	-
All directors and executive officers as a group (7 persons)	-	-	16,538,464	28.6%

*	Less than 1% of outstanding shares.

(1)	Includes shares issuable upon conversion of debentures, as well as exercise of currently exercisable warrants to aquire shares to acquire shares, as set forth in the succeeding notes.

(2)	Address is c/o Transnational Automotive Group, Inc., 21800 Burbank Blvd., Suite 200, Woodland Hills, CA 90045.

(3)

Includes (i) 11,286,134 shares held directly, (ii) 2,576,165 shares of common stock which may be acquired through the conversion of convertible notes, and (iii) 2,576,165 shares of common stock which may be acquired through the exercise of warrants, all of which are exercisable or convertible within 60 days as of February 28, 2007.

Equity Compensation Plans

We presently do not maintain any equity compensation plans under which shares of our common stock are authorized for issuance.

Director Independence

The Board of Directors currently consists of four directors, two of whom, Messrs. Jacobson and Huber are independent as defined in the NASD's rules for The NASDAQ Stock Market. Messrs. Thomson and Sadat are non-independent management directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended February 28, 2007 and 2007 the Company paid $0 and $229,985 in consulting fees to directors and officers of the Company.

On May 15, 2006, we entered into a capital lease obligation with Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, our Chief Financial Officer and director of TAUG, for the acquisition of the first shipment of 28 buses to be used in our urban transportation operations in Cameroon. Under the terms of the lease agreement, TAUG is committed to lease payments of $200,000 per month for nine months commencing in October 2006, with total payments aggregating $1,500,000 of principal payments and $300,000 for deferred interest. As of February 28, 2007, $765,622 was outstanding under this lease obligation representing $800,000 of principal payments less $34,378 of deferred interest.

As of February 28, 2007, an aggregate of $825,000 was borrowed from Tov. These borrowings were advanced in two separate installments. The first installment of $425,000 was borrowed on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and are due on May 12, 2007, including unpaid interest. As of February 28, 2007, an aggregate of $17,591 of accrued interest was owed to the trust under these unsecured promissory obligations.

During the current fiscal year ended February 28, 2007, Tov advanced TAUG an additional $1,020,000. On November 7, 2007, our Board of Directors issued a resolution that resulted in the settlement of these advances through the issuance of a 7% convertible debenture to the Trust. Under the terms of the agreement, at the election of the Trustee, Tov could elect to convert these debentures into 2,240,143 shares of common stock. We also issued Tov warrants to purchase an additional 2,240,143 shares of common stock of Taug, exercisable $1.50 per share. Through the end of our fiscal year ended February 28, 2007, the trustee of Tov had not exercised his conversion election on behalf of the debentures owned by the trust. As of February 28, 2007, an aggregate of $22,182 of accrued interest was owed to Tov under this convertible debenture.

On March 24, 2006, Our Chief Financial Officer, Seid Sadat, advanced the Company $150,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors. Under the terms of the subscription agreement, Mr. Sadat’s debentures are convertible into 336,022 shares of common stock. In connection with the subscription agreement, Mr. Sadat was also issued warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. Through the end of our fiscal year ended February 28, 2007, Mr. Sadat had not exercised his conversion election under the subscription agreement. As of February 28, 2007, an aggregate of $9,963 of accrued interest was owed to Mr. Sadat under this convertible debenture.

We entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. We agreed to pay MSG an aggregate of $472,000 for these services. As of February 28, 2007, $485,854 was owed to MSG, which is included in accounts payable and accrued expenses. Seid Sadat is the managing partner of MSG and the chief financial officer and director of TAUG.

We believe that all of the above transactions and arrangements were advantageous to us and were on terms no less favorable to us than could have been obtained from unaffiliated third parties. Any future transactions will be approved by a majority of the independent and disinterested members of our board of directors, outside the presence of any interested director.

The Company entered into an equipment lease with a Trust for which a trustee is also an officer of the Company (see note 4).

A wholly owned subsidiary of the Company acquired 400,000 shares of common stock from the Company for $100,000.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended February 28, 2007, aggregate fees billed by our auditors, Kabani & Company, for professional services rendered in connection with the audit of our annual consolidated financial statements were $60,000. For the year ended February 28, 2006, aggregate audit and audit related services billed by our former auditors, Pannell Kerr Forster, were $50,468.

Tax Fees

For the years ended February 28, 2007 and 2006, there were no fees billed by our current and former auditors.

Pre-Approval Policy and Procedures

We currently do not maintain a formal Audit Committee. However, all audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by our Board of Directors. The Board of Directors may delegate to an independent member of the Board the authority to grant pre-approvals with respect to non-audit services.

All of the engagements and fees for the year ended February 28, 2007 were approved by the Company’s Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ RalphThomson
Name: Ralph Thomson
Title: President, Chief Executive Officer and Director

By:	/s/ Seid Sadat
Name: Seid Sadat
Title: Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph Thomson	President, Chief Executive Officer and	June 13, 2007
Ralph Thomson	Director

/s/ Seid Sadat	Chief Financial Officer and Director	June 13, 2007
Seid Sadat

/s/ William Jacobson	Director	June 13, 2007
William Jacobson

/s/ Henry Huber	Director	June 13, 2007
Henry Huber

26

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Transnational Automotive Group, Inc. (formerly Apache Motor Corporation)
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Transnational Automotive Group, Inc. as of February 28, 2007, and the consolidated statements of operations, stockholders' deficit, and cash flows for the year ended February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transnational Automotive Group, Inc. as of February 28, 2007, and the results of its operations and its cash flows for the year ended February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a significant loss for the year ended February 28, 2007 and has a working capital deficit, which together raise substantial doubt of its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
June 11, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Transnational Automotive Group, Inc. (formerly Apache Motor Corporation)
Woodland Hills, California

We have audited the consolidated balance sheet of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) (a development stage company) as at February 28, 2006, and the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended February 28, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) as at February 28, 2006 and the results of its operations and cash flows for the year ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has no revenues and limited capital which together raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Pannell Kerr Forster"
Chartered Accountants
(registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
May 29, 2006

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEET

FEBRUARY 28, 2007

ASSETS
CURRENT ASSETS
Accounts receivable, net	$209,245
Prepaid expenses, advances and deposits	54,135
Advance deposits on buses	1,680,957
Inventory of parts, net of reserve for obsolescence	32,416
Total current assets	1,976,753

OTHER ASSETS
Property, buses & equipment	3,233,756

TOTAL ASSETS	$5,210,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses (including $485,854 to related parties)	$3,631,287
Obligations under capital lease - related party	765,622
Notes payable	510,000
Notes payable to related party	825,000
Convertible debentures, net of debt discount	1,523,789
Related party convertible debentures, net of debt discount	678,057
Accrued interest (including $49,736 to related parties)	146,792
Total current liabilities	8,080,547

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
36,557,058 shares issued and outstanding	36,557
Treasury (400,000 shares owned by subsidiary)	(100,000)
Additional paid in capital	8,265,051
Accumulated deficit	(11,071,646)
Total stockholders' deficit	(2,870,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,210,509

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended February 28,
	2007	2006
NET REVENUE	$862,029	$-

COST OF REVENUE	1,047,280	-

GROSS LOSS	(185,251)	-

OPERATING EXPENSES
Sales and marketing	211,594	10,238
General and administrative	5,330,174	634,907
Amalgamation and merger costs	-	717,052
Depreciation and amortization	28,010	1,075
Foreign currency translation loss	22,745	-

TOTAL OPERATING EXPENSES	5,592,523	1,363,272

OPERATING LOSS	(5,777,774)	(1,363,272)

OTHER INCOME (EXPENSE)
Finance costs from beneficial conversion feature
on convertible debentures	(1,003,050)	-
Finance costs from issuance of warrants	(1,461,296)	-
Loss on extinguishment of debt	(355,240)	-
Interest expense	(445,922)	(668)
Deficiency in assets on acquisition of subsidiary company	-	(160,571)
Other	1,662	-
TOTAL OTHER EXPENSE	(3,263,846)	(161,239)

Loss before Minority Interest	(9,041,620)	(1,524,511)

Minority interest in loss of subsidiary	530,901	81,131

NET LOSS	$(8,510,719)	$(1,443,380)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.20)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	42,877,300	50,057,143

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Common			Total
	Common Stock		Treasury	Stock	Additional Paid-In	Stockholders'	Stockholders'
	Shares	Amount	Stock	Subscribed	Capital	Deficit	Deficit
Balance, February 28, 2005	54,210,688	$54,211	$-	$-	$994,775	$(1,117,547)	$(68,561)
Cancellation of shares	(28,210,688)	(28,211)	-	-	29,452	-	1,241
Issued to acquire subsidiary	24,000,000	24,000	-	-	-	-	24,000
Share issuance by subsidiary	-	-	-	-	1,000,418	-	1,000,418
Issued for settlement of loan from subsidiary
subsidiary	400,000	400	-	-	99,600	-	100,000
Shares held by subsidiary	-	(400)	-	-	(99,600)	-	(100,000)
Shares purchased by subsidiary	-	-	(100,000)	-	-	-	(100,000)
Common shares subscribed	-	-	-	100,000	-	-	100,000
Issued for cash	285,715	286	-	-	99,714	-	100,000
Subscribed for cash - not issued	-	400	-	-	99,600	-	100,000
Net loss	-	-	-	-	-	(1,443,380)	(1,443,380)
Minority interest in subsidiary	-	-	-	-	(340,550)	-	(340,550)
Balance, February 28, 2006	50,685,715	50,686	(100,000)	100,000	1,883,409	(2,560,927)	(626,832)
Cancellation of shares	(18,000,000)	(18,000)	-	-	18,000	-	-
Issuance of common stock subscribed	285,715	286	-	(100,000)	99,714	-	-
Issuance of common stock for convertible
convertible notes, including interest	588,036	588	-	-	272,096	-	272,684
Issuance of common stock for cash	1,915,572	1,915	-	-	870,156	-	872,071
Issuance of stock from private
placement offering	750,000	750	-	-	374,250	-	375,000
Issuance of common stock in
exchange for extinguishment of debt	332,000	332	-	-	437,908	-	438,240
Beneficial conversion feature related
to issuance of convertible notes	-	-	-	-	1,003,050	-	1,003,050
Issuance of warrants in connection
with issuance of convertible notes	-	-	-	-	2,777,950	-	2,777,950
Capital contributions from minority
shareholders, net of minority interest	-	-	-	-	528,518	-	528,518
Net loss	-	-	-	-	-	(8,510,719)	(8,510,719)
	36,557,038	$36,557	$(100,000)	-	$8,265,051	$(11,071,646)	$(2,870,038)

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,510,719)	$(1,443,380)
Adjustments to reconcile net loss to net cash used
in operating activities
Non-cash interest expense	146,792	-
Minority interest in operations	(530,901)	(81,131)
Excess of liabilities over assets on acquisition of subsidiary	-	160,571
Depreciation and amortization expense	268,391	1,075
Amortization of discount on convertible debentures	1,461,296	-
Beneficial conversion feature	1,003,050	-
Loss on extinguishment of debt	355,240	-
Loss on abandonment of fixed assets	1,430
(Increase) decrease in:
Change in operating assets and liabilities		354,396
Accounts receivable	(197,620)	-
Prepaid expenses	(34,260)	-
Inventory of parts	(32,416)	-
Increase (decrease) in:
Accounts payable and accrued expenses	1,871,107	-
Net cash used in operating activities	(4,198,610)	(1,008,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance depsit on buses	(1,402,186)	(278,771)
Purchase of property and equipment	(972,710)	(22,498)
Net cash used in investing activities	(2,374,896)	(301,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures	3,638,500	-
Proceeds from issuance of unsecured promissory notes	924,673	599,944
Capital contributions from minority shareholder	800,000	1,000,418
Proceeds from stock subscriptions	-	100,000
Proceeds from issuance of common stock	1,347,071	201,241
Repayment of obligations under capital lease	(734,378)	-
Net cash provided by financing activities	5,975,866	1,901,603
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(597,640)	591,865
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	597,640	5,775
CASH & CASH EQUIVALENTS AT END OF PERIOD	$-	$597,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$299,130	$668
Cash paid for taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Conversion of convertible debentures to common stock	$272,684	$-
Notes payable exchanged for common stock	$83,000	$-
Acquistion of buses through issuance of capital lease obligation	$1,500,000	$-

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 28, 2005 the Company issued 24,000,000 shares of common stock to acquire 100% of the issued share capital of Parker Automotive Group International, Inc. (PAGI). PAGI was a development stage enterprise which endeavoured to develop a public bus transportation system in Cameroon through its 66% owned subsidiary, Parker Transportation, Inc., Cameroon. On September 18, 2006, 18,000,000 shares of the 24,000,000 shares originally issued were returned to the Company and cancelled.

The Company has used the purchase method to account for its acquisition of PAGI, the assets and liabilities of which were as follows on acquisition:

Fair value of net assets acquired:
Cash	$48,647
Loan receivable	113,100
Intercompany loan	11,700
Accounts payable	(75,018)
Notes payable	(235,000)
(136,571)
Purchase price	(24,000)
Excess of purchase price over net assets acquired	$(160,571)

Description of Business

Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to hereinafter as “the Company” or “Taug”) are engaged in the development and operations of mass public transportation systems in Cameroon, Africa. It’s current operations are comprised of an intra-city bus transit system in the capital city of Yaoundé under the brand name, LeBus, and an inter-city bus transit system between Yaounde and Douala, known as “LeCar”. The Company’s objective is to expand its existing transportation operations in Cameroon and establish, develop and operate mass transit systems in other sub-Saharan African nations.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Parker Automotive Group International, Inc. (“PAGI”), a Washington USA wholly owned subsidiary, LeCar Transportation Corporation, SARL (“LeCar”), a wholly owned Cameroon subsidiary, and Transnational Automotive Group, Cameroon, S.A. (“Taug-C”), a wholly owned Cameroon subsidiary, which owns a 66% interest in Transnational Industries – Cameroon, S.A. (“LeBus”). Various Cameroon governmental bodies own the remaining 34% equity interest in LeBus. All material inter company balances and transactions have been eliminated in consolidation.

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

Development Stage Activities
Prior to September 25, 2006, the Company was a development state company in accordance with Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development State Enterprises”. The Company’s corporate efforts through this date have been organizational, directed at acquiring its principal asset, raising its initial capital, developing its business plan. Prior to the launch of operations, the Company’s efforts in Cameroon were focused on the cleaning-up and restoration of the primary bus depot located in the capital city of Yaoundé, establishing urban routes, readying roadways and bus stops, preparing the maintenance facility, completing administrative matters such as opening bank accounts, securing operating licenses, recruiting, screening and training administrative staff, bus drivers, mechanics and security personnel.

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) social and political instability in its region of operations, (iii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, (v) the Company's lack of liquidity and potential ability to raise additional capital, and (vi) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of February 28, 2007, the Company has an accumulated deficit of $11,071,646 as well as a working capital deficiency of $6,103,794.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

Foreign Currency Translation
All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. The Company considers the U.S. dollar to be its functional currency, given that the majority of all funds used in operations through the end of February 28, 2007 were funded in U.S. dollars. Accordingly, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

Fair Market Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, “Disclosures about the Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The carrying amount for current assets and liabilities are not materially different than fair market value because of the short term maturity of these financial instruments.

Cash equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Accounts Receivable Accounts receivable consist primarily of Value Added Taxes (“VAT”) receivable due from various agencies of the government of Cameroon. Accounts receivable also includes amounts due from the Company’s outside Ad Agency, who is responsible for the billing and collection of fees from customers for the placement of advertisements on the Company’s buses. Such amounts are billed when earned or due. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balance that will not be collected.

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

The Company places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. At February 28, 2007, the Company’s foreign subsidiaries reflected approximately $0 of cash on their financial statements. Cash held in foreign bank accounts is not insured by the FDIC. The following is a summary of the Company’s cash balances held in U.S. and foreign currencies and before adjustment for outstanding checks and deposits in transit:

	In Local
	Currency	In U.S. Dollar
U.S. Dollar	$112,591	112,591
Cameroonian Francs	56,274,501	108,992
	$56,387,092	$221,583

Property and Equipment
Property and equipment is stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Capital lease obligations
The Company capitalizes buses acquired under a lease obligation, which, by its terms, is equivalent to an installment purchase.

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

Through the end of the fiscal year ended February 28, 2007, the majority of the Company’s revenues were derived from the sale of tickets for its inter-city and city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. Selling, general and administrative costs are charged to operations as incurred.

Organization and Start Up Costs
Costs of start up activities, including organization costs, are expensed as incurred.

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the years ended February 28, 2007 and 2006, were anti-dilutional and, therefore, excluded from the calculation of net loss per share.

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

According to the Provisional Regulations of Cameroon on Income Tax, the income tax rate is 38.5%

Impairment of Long-Lived Assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business."

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended February 28, 2007 and 2006 amounted to $211,594 and $10,238, respectively.

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

In March 2006 FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if racticable.

3	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1	A brief description of the provisions of this Statement
2	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In February 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

The Company’s management is currently evaluating the effect of this pronouncement on its financial statements.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of EITF 06-03 on the Company’s financial statements.

3. ADVANCE DEPOSIT ON BUSES

As of February 28, 2007, the Company had advanced an aggregate of $1,680,957 to a bus manufacturer under an agreement to purchase 30 urban passenger buses for its urban transportation system in Yaoundé. The buses were acquired pursuant to a contract with King Long United Automotive Industry (Suzhou) Co., Ltd. (“King Long”) of the People’s Republic of China, who manufactured the buses. Under the terms of the agreement with King Long, the Company is obligated to acquire an additional 30 buses for an aggregate purchase price of $1,600,000. As disclosed in Note 12 to the accompanying financial statements, the buses arrived in Cameroon on May 2, 2007 and are currently being retrofitted for their intended use. As of February 28, 2006, advance deposits on buses were $278,771, which were advances for the acquisition of the 28 buses currently used in operations, which were purchased from Zhonda Industrial Group.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY, BUSES & EQUIPMENT

Property, buses and equipment consist of the following:

February 28,
2007
Computer equipment	$62,388
Computer software	6,264
Furniture and equipment	115,051
Automotive equipment	7,030
Building improvements	86,508
Buses used in operations	3,059,661
3,336,902
Less: accumulated depreciation and amortization	(274,965)
3,061,937
Construction in progress	171,819
Total property and equipment	$3,233,756

Included in property, buses and equipment is $1,500,000 of capitalized buses used in operations, which are leased under a non-cancellable lease from a related party (see Note 10) and accounted for as a capital lease. As of February 28, 2007, the accumulated depreciation on the buses used in operations under this capital lease was $236,932.

Depreciation and amortization expense for the fiscal years ended February 28, 2007 and 2006 were $268,391 and $1,075, respectively.

5. ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of February 28, 2007, accounts payable and accrued expenses were comprised of the following:

Accounts payable	$1,464,059
Payroll liabilities	247,920
Accrued expenses	558,934
VAT and custom duty taxes payable to governmental agencies of Cameroon	1,022,370
Taxes payable to governmental agencies of Cameroon	174,763
Provision for fines and penalties	163,241
Total accounts payable and accrued expenses	$3,631,287

6. OBLIGATIONS UNDER CAPITAL LEASE

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

Remaining payments under lease obligation	$800,000
Imputed interest	(34,378)
Obligation under capital lease, net	$765,622

The capital lease obligation is secured by the underlying buses. Total interest costs charged to operations under this lease obligation for the year ended February 28, 2007 was $265,622.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. NOTES PAYABLE

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 8% per annum. As of February 28, 2007, aggregate amounts outstanding under these unsecured notes payable were $510,000. As of February 28, 2007, notes payable due to related party consists of an unsecured notes payable for $825,000 due to a Trust controlled by one of the officers of the Company (see Note 10).

8. CONVERTIBLE DEBENTURES

Convertible Debentures
During the year ended February 28, 2007, the Company raised $5,118,000 from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures are convertible into the common stock of the Company at exercise prices ranging from $.48 to $.50 per share. The debentures bear interest at 7% per annum and are automatically converted into common stock after one year from the date of issuance, unless converted earlier.

The Company calculated the beneficial conversion feature embedded in the convertible debentures in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, (“EITF 00-27”) and recorded $1,003,051 of aggregate debt discount for the year ended February 28, 2007, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of February 28, 2007.

Total finance costs charged to operations in connection with the beneficial conversion feature was $1,003,050 for the year ended February 28, 2007.

This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants was $1,461,294 for the year ended February 28, 2007. There was no finance costs associated with the amortization of the debt discounts for the issuance of the warrants for the year ended February 28, 2006.

The Company also issued to the holders of the convertible debentures warrants to acquire an aggregate of 8,039,624 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants expire after the end of the second year from the date of issuance. In connection with these debentures, the Company recorded aggregate debt discount of $2,777,950 related to the fair of the warrants issued, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of February 28, 2007.

The following is a schedule of aggregate number of warrants and shares of common stock eligible for conversion under outstanding convertible notes and debentures as of February 28, 2007:

			Convertible
	Convertible	Unamortized	Debentures
	Debentures -	Warrant	Net of Debt
	Gross	Discounts	Discount

Convertible debentures, non related parties	$2,348,500	$824,711	$1,523,789

Related party convertible debentures (Note 10)	$1,170,000	$491,943	$678,057

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. CAPITAL TRANSACTIONS

Common stock

The Company cancelled 18,000,000 shares of common stock pursuant to the acquisition of PAGI. The cancellation was part of a corporate restructuring in the Company’s ongoing efforts to provide equity for qualified interested parties.

Under the terms of subscription agreements for the purchase of the Company’s common stock, Taug received an aggregate of $972,071 from two accredited investors during the fiscal year ended February 28, 2007. In aggregate, the Company issued 2,201,287 shares of common stock under these subscription agreements.

On November 30, 2006, the Company received $800,000 of contributed capital from the Chamber of Commerce, Industry, Mines and Handicraft (“CCIMA”) of Cameroon for the Company’s urban transportation operations in Yaoundé, which commenced operations in late September 2006. CCIMA is one of the Company’s minority shareholders in LeBus. These amounts have been reflected in the accompanying consolidated balance sheet as additional-paid in capital, net of minority interest of $271,482.

On November 21, 2006, the Company issued 332,000 shares of common stock in connection with the cancellation of $83,000 of indebtedness owed to a creditor. The Company recognized a loss of $355,240 from the extinguishment of debt as a result of this transaction.

During the year ended February 28, 2007, $262,500 of convertible debentures and $10,184 of related accrued interest (note 8) was converted into 588,036 shares of common stock.

In connection with a Private Placement Memorandum to accredited investors dated January 17, 2007, the Company sold 750,000 shares of common stock at a purchase price of .50 per share for aggregate proceeds of $375,000. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 750,000 shares of our common stock, at a fixed exercise price of $1.50 per share. The warrants are not on a “cash-less” basis and holders will be required to pay $1.50 to exercise each warrant.

The aggregate intrinsic value of the 750,000 warrants issued in connection with our January 17, 2007 private placement offering was $246,029. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

Warrants

The following schedules present a summary of the activity of the aggregate number of warrants issued in connection with the Company’s private placement memorandum offerings during the fiscal year ended February 28, 2007:

Warrants outstanding	Aggregate	Number of
	Intrinsic Value	Warrants
Outstanding at February 28, 2006	$-	-
Granted	3,023,978	8,789,624
Exercised	-	-
Cancelled	-	-
Outstanding at February 28, 2007	$3,023,978	8,789,624

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	8,789,624	1.8 years	$ 1.50	8,789,624	$ 1.50

10. RELATED PARTY TRANSACTIONS

On May 15, 2006, the Company entered into a capital lease obligation with Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the Chief Financial Officer and director of TAUG, for the acquisition of the first shipment of 28 buses to be used in our urban transportation operations in Cameroon. Under the terms of the lease agreement, TAUG is committed to lease payments of $200,000 per month for nine months commencing in October 2006, with total payments aggregating $1,500,000 of principal payments and $300,000 for deferred interest. As of February 28, 2007, $765,622 was outstanding under this lease obligation representing $800,000 of principal payments less $34,378 of deferred interest.

As of February 28, 2007, an aggregate of $825,000 was borrowed from Tov. These borrowings were advanced in two separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and are due on May 12, 2007, including unpaid interest. As of February 28, 2007, an aggregate of $17,591 of accrued interest was owed to the trust under these unsecured promissory obligations.

During the current fiscal year ended February 28, 2007, Tov advanced TAUG an additional $1,020,000. On November 7, 2007, our Board of Directors issued a resolution that resulted in the settlement of these advances through the issuance of a 7% convertible debenture to the Trust. Under the terms of the agreement, at the election of the Trustee, Tov could convert these debentures into 2,240,143 shares of common stock. We also issued Tov warrants to purchase an additional 2,240,143 shares of common stock of TAUG, exercisable $1.50 per share. Through the end of our fiscal year ended February 28, 2007, the trustee of Tov had not exercised his conversion election on behalf of the debentures owned by the trust. As of February 28, 2007, an aggregate of $22,182 of accrued interest was owed to Tov under this convertible debenture.

On March 24, 2006, Our Chief Financial Officer, Seid Sadat, advanced the Company $150,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors. Under the terms of the subscription agreement, Mr. Sadat’s debentures are convertible into 336,022 shares of common stock. In connection with the subscription agreement, Mr. Sadat was also issued warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. Through the end of our fiscal year ended February 28, 2007, Mr. Sadat had not exercised his conversion election under the subscription agreement. As of February 28, 2007, an aggregate of $9,963 of accrued interest was owed to Mr. Sadat under this convertible debenture.

During the year ended February 28, 2007, the Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The Company agreed to pay MSG an aggregate of $472,000 for these services through February 28, 2007. As of February 28, 2007, $485,854 was owed to MSG, which is included in accounts payable and accrued expenses. Seid Sadat is the managing partner of MSG and the chief financial officer and director of TAUG.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The components of the income tax provision are as follows:

Year ended February 28,
		2007		2006
Current:	$		$
Federal		-		-
State		800		-
Cameroon		-		-
Total		800		-

Deferred
Federal		-		-
State		-		-
Cameroon		-		-
Total		-		-
Total Income Tax Provision
		$800		$-

Significant components of deferred income taxes as of February 28, 2007 are as follows:

	Year ended February 28,
	2007	2006
Federal statutory rate	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax, Cameroon	(38.5)%	(38.5)%
Change in valuation allowance	38.5%	38.5%
Tax expense at actual rate	-	-

Net operating losses		$2,728,825
Temporary differences		244,014
Valuation allowance		(2,972,839)
Net deferred tax		-

Through February 28, 2007, the Company and its subsidiaries incurred net operating losses for tax purposes of approximately $7,248,688. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2025. Net operating loss carry forwards for the state of California is generally available to reduce taxable income through the year 2011. The availability of the Company’s net operating loss carry forwards is subject to limitation. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of February 28, 2007 has been offset in its entirety by a valuation allowance against the deferred tax asset given the uncertainty surrounding the eventual realization of the related deferred tax assets.

Utilization of the net operating loss carry forwards is subject to significant limitations imposed by the change in control rules under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

On October 27, 2006, the Company entered into an employment agreement with its vice-president of business development. Under the terms of the agreement, the Company agreed to remunerate the employee cash compensation of $3,000 per month plus deferred compensation of $3,000 per month through the duration of the employment term, which expires in September 2006. The Company has accrued $12,000 of deferred compensation owed to this employee as of February 28, 2007, representing deferred compensation payable to the employee through the end of February 28, 2007.

Loss Contingencies

In May 2006, the Company was assessed a claim approximating $461,000 in connection with a breach of contract dispute with its sea freight carrier related to the first shipment of 28 buses from China to Cameroon. The claim arose out of the Company’s alleged failure and delinquency to procure the bus shipments within the terms of the underlying sea freight agreement. The Company’s management initiated settlement negotiations with its sea freight carrier to withdraw their monetary claim in exchange for contracting the carrier for future sea freight of 60 additional buses. Subsequent to year-end, the Company satisfied a portion of their future commitment to the sea freight carrier in connection with their purchase and shipment of 30 additional buses, which were delivered to Cameroon on May 2, 2007.

In August 2006, the Company terminated its operating lease for its former corporate offices. Thereafter, the Company entered into settlement negotiations with its former landlord. In January 2007, the Company negotiated a $120,000 aggregate settlement for the lease termination, which included unpaid rent through August 2006 (see Note 12). On February 28, 2007, the Company negotiated a reduced settlement amount with its former landlord for aggregate consideration of $50,000 and was release from any further claims or obligations under the lease agreement.

Purchase Commitments

The Company is obligated under a purchase commitment agreement with a bus manufacturer in China and a sea freight carrier for the purchase and sea freight charges associated with the acquisition of 60 urban transportation buses for an aggregate cost of $3,200,000 plus sea freight (see Note 3). As of February 28, 2007, the Company had advanced the manufacturer $1,680,957 of cash advances to be applied against the shipment of the first 30 buses and is contractually obligated to pay and the sea freight carrier an aggregate of approximately $460,000 for sea freight costs upon delivery of the first 30 buses to Cameroon. On May 2, 2007, the first shipment of 30 buses was delivered to Cameroon (see Note 12).

Facility leases used in operations

The Company leases two agency facilities for their inter-city bus operations, LeCar, in the city of Yaoundé, Cameroon and an office building used by LeCar’s corporate, sales and administrative staff under non-cancellable operating lease agreements expiring in various years through 2027. The Company also leases three residential homes in Cameroon that are used by its senior management personnel that are leased under operating lease agreements expiring within one year as of the end of our fiscal year ended February 28, 2007.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The future minimum rental payments (exclusive of real estate taxes, maintenance, etc.) under the non-cancellable operating lease commitments areas follows:

Fiscal year ended February 28,
2008	$134,800
2009	134,800
2010	116,207
2011	116,207
2012	116,207
2013	1,704,369
Thereafter	$2,322,590

Rent expense charged to operations for the fiscal years ended February 28, 2007 and 2006 was $362,961 and $108,749, respectively.

Litigation

The Company is involved in various other legal claims and assessments. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

See Note 12 for litigation matters arising subsequent to year-end.

12. SUBSEQUENT EVENTS

On March 19, 2007, one of the Company’s inter-city coach buses was involved in a collision en route between Yaoundé and Douala that resulted in the deaths of two passengers and injuries sustained to the surviving passengers. In accordance with Cameroonian law, the Company’s subsidiary, LeCar, was cited with responsibility for the collision. The Company maintains insurance coverage for damage claims arising from collisions. However, management cannot determine the amount of monetary damages in excess of amounts covered under insurance, if any, that may be awarded to passengers involved in this accident.

On May 2, 2007, the Company received a shipment of 30 intra-city buses, which arrived in Cameroon and are scheduled for deployment in late June 2007 (see Note 3).

The Company’s subsidiary, LeCar, subleases an agency physically located on the premises of a large hotel in Douala under a two year lease term. On May 15, 2007, the Company received notification from the management of the hotel to terminate the lease agreement and vacate the premises. The matter has been referred to legal counsel and is currently in mediation. In the event the cease and desist demand is upheld, the Company would be required to record an impairment charge of approximately $170,000, resulting from the write off construction in progress and other building improvement costs incurred by the Company on its agency facility.

On May 21, 2007, an aggregate of 2,032,929 shares of the Company’s common stock were issued to holders of convertible debentures under the Company’s Private Placement Memorandum dated January 23, 2006. The shares were automatically converted pursuant to the expiration of each respective debenture agreement.. Subsequent to year end, the Company raised $1,015,000 from the issuance of 2,030,000 shares of the Company’s common stock and 2,030,000 warrants available for issuance in connection with the Company’s Private Placement Offering to accredited investors dates January 17, 2007.

On May 24, 2007, the Company’s Board of Directors issued a resolution to extend the maturity date of the convertible debentures issued pursuant to the Private Placement Memorandum dated January 23, 2006 and to increase the number of shares of common stock eligible for conversion. The number of warrants issued to convertible debenture holders was also adjusted to equal the number of shares to be issued upon conversion. In connection with the Board Resolution, the maturity date on the warrants was extended from two years to five years and the conversion rate of the exercise option was reduced from $.48 - $.50 per share to an adjusted conversion rate of $.4464 per share. The reduction in the conversion rate resulted in an increase of 420,183 additional warrants outstanding and an additional 420,183 shares of common stock eligible for conversion for the debenture holders.