Form 10QSB/A
period 2006-05-31
Transnational Automotive Group, Inc.
filed 2007-07-23
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDED

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from n/a to n/a

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP,INC.
(formerly Apache Motor Corporation)
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21800 Burbank Blvd., Suite 200	(818) 961-2727
Woodland Hills, CA 91367	(Registrant's phone number)
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
as of July 23, 2007 the Issuer had 42,067,727 shares of common stock of par value $0.001 per share issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends Transnational Automotive Group, Inc.’s quarterly report on Form 10-QSB for the quarter ended May 31, 2006, which was originally filed with the Securities and Exchange Commission on July 17, 2006. The purposes of this Amendment No. 1 is to restate our consolidated financial statements for the quarter ended May 31, 2006 to account for accrued interest on unsecured promissory note obligations and convertible debentures and to account for the value of the beneficial conversion feature and common stock warrants from the sale convertible debentures issued in connection with private placement memorandum offerings. As more fully described in Note 3 to the accompanying Form 10-QSB/A, the loss the Company previously reported in its 10-QSB for the quarter ended May 31, 2006 is increased by $334,253 or $.01 per share. Except as otherwise expressly stated, this Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-QSB for the quarter ended May 31, 2006.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at May 31, 2006 and February 28, 2006
U.S. Dollars

	May 31,	February 28,
	2006	2006
	(Unaudited)
	(Restated)
ASSETS
Current Assets:
Cash	$1,113,158	$597,640
Accounts receivable	14,435	11,625
Prepaid expense	185,157	19,875
Travel advances	41,900	-
Total Current Assets	1,354,650	629,140
Other Assets:
Deposit on buses	431,835	278,771
Fixed assets	34,715	21,423
Technology rights	1	1
Total Other Assets	466,551	300,195

TOTAL ASSETS	$1,821,201	$929,335

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$834,169	$677,741
Common stock over subscription	499,364	-
Promissory notes and other loans payable	193,000	619,007
Convertible debentures, net of debt discount	273,033	-
Related party convertible debentures, net of debt discount	43,517	-
Accrued interest	17,703	-
Total Current Liabilities	1,860,786	1,296,748
Minority interest in subsidiary company	285,710	280,901
	2,146,496	1,577,649
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock – Issued and Outstanding	-	-
Authorized (100,000,000 shares authorized with a par value of $0.001 each)
Common Stock – Issued and Outstanding 50,685,715 shares	50,686	50,686
Authorized (200,000,000 shares authorized with a par value of $0.001 each)
Subscribed	545,000	100,000
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	2,946,409	1,883,409
Other comprehensive income	80,118	-
Deficit accumulated during the development stage	(3,847,508)	(2,582,409)
Total Stockholders' Equity (Deficit)	(325,295)	(648,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
	$1,821,201	$929,335

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended May 31, 2006 and 2005
And for the period from April 2, 1999 (Date of Inception) to May 31, 2006 (Unaudited)
U.S. dollars

		Three Months				From April 2, 1999 (Date of
		2006		2005		Inception) to May 31, 2006
		(Restated)				(Restated)
Expenses	$		$		$
Amalgamation and merger costs		-		-		852,052
Repairs and maintenance		8,272		-		74,871
Research and development		-		-		90,265
Professional and consulting fees		485,189		1,228		817,075
Office and administration		116,374		13,643		638,787
Rent (note 9)		124,817		-		233,566
Salaries and benefits		57,307		-		99,130
Interest on debt		41,480		-		42,148
Telephone		2,570		-		40,518
Directors’ compensation		-		-		30,000
Marketing		1,801		-		20,372
Travel		102,699		-		201,463
Depreciation and amortization		2,891		-		13,660
Loss before other items		(943,400)		(14,871)		(3,153,907)
Minority interest in operations		(5,149)		-		75,982
Finance costs from beneficial conversion feature on
convertible debentures		(144,701)		-		(144,701)
Finance costs from issuance of warrants		(171,849)		-		(171,849)
Adjustment to prior period deficit of subsidiary
company		-		-		(21,482)
		(321,699)		-		(262,050)
Deficiency in assets on acquisition of subsidiary
company		-		-		(160,571)
Write down of technology rights and disposal of
subsidiary		-		-		(270,980)
		(321,699)		-		(693,601)
Net loss for the period		(1,265,099)		(14,871)		(3,847,508)
Other comprehensive income		80,118		-		80,118
Total comprehensive loss		$(1,184,981)		$(14,871)		$(3,767,390)
Net loss per share		$(0.02)		$(0.00)
Weighted average number of shares		50,685,715		54,210,688

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended May 31, 2006 and 2005, and for the period from
April 2, 1999 (Date of Inception) to May 31, 2006
(Unaudited, as restated) U.S. Dollars

			From April 2, 1999
	Three Months Ended		(Date of Inception)
	2006	2005	to May 31, 2006
	(Restated)		(Restated)

Operating Activities
Net (loss)	$(1,265,099)	$(14,871)	$(3,847,508)
Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Non cash expense:
Interest expense	17,703		17,703
Depreciation and amortization	2,891		13,660
Technology rights expensed	-	-	270,980
Finance costs from beneficial conversion feature	144,701	-	144,701
on convertible debentures
Amortization of discount in convertible	171,849		171,849
debentures
Shares for services	-	-	126,100
Minority interest in operations	5,149	-	285,710
Excess of liabilities over assets on
acquisition of subsidiary	-	-	160,571
Change in operating assets and liabilities	445,460	9,899	697,192
Net cash (used in) operating activities	(477,346)	(4,972)	(1,959,042)

Investing Activities
Deposit on buses	(153,064)	-	(431,835)
Capital assets acquired	(16,183)	-	(77,366)
Net cash (used in) investing activities	(169,247)	-	(509,201)

Financing Activities
Proceeds from (repayment of) loans payable	(163,007)	-	456,000
Proceeds from issuance of convertible debentures	800,000		800,000
Cash from stock subscriptions	445,000	-	545,000
Contribution from minority shareholders	-	-	999,800
Cash from issuance of stock	-	-	700,483
Net cash from financing activities	1,081,993	-	3,501,283

Effect of foreign currency translation on cash	80,118	-	80,118

Net increase (decrease) in cash	515,518	(4,972)	1,113,158

Cash, beginning of period	597,640	5,775	-

Cash, end of period	$1,113,158	$803	$1,113,158

Supplemental information

Interest paid	$23,777	$-
Taxes paid	$-	$-

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited, as restated)
U.S. Dollars

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
(Unaudited, as restated)
U.S. Dollars

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheets of Transnational Automotive Group, Inc. [formerly Apache Motor Corporation] (a development stage company) as at May 31, 2006, and the consolidated statements of operations and cash flows for the three months ended May 31, 2006, and 2005, and the cumulative totals for the development stage operation from April 2, 1999 (inception) through May 31, 2006 have been prepared by Transnational Automotive Group, Inc.’s management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These May 31, 2006 interim consolidated financial statements have been restated to properly reflect the funding of the Company by the issuance of convertible debentures in place of subscription agreements for the issuance of shares of common stock. See note 3 for a more complete description of the restatement effects on the consolidated financial statements.

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

Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,847,508 for the period from inception April 2, 1999 to May 31, 2006 and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
(Unaudited, as restated)
U.S. Dollars

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

Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 – “Earnings per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutional. At May 31, 2006 the Company’s stock equivalents were anti-dilutional and therefore excluded in the net loss per share computation.

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

Fair values of Financial Instruments

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS No. 123R”), “Share-Based Payment”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. The Company is in conformance with and will continue to conform with FASB 123R.

SFAS Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities”, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46(R). Application of FIN 46 or FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited, as restated)
U.S. Dollars

after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 is an amendment of APB Opinion No. 29, “Accounting For Nonmonetary Transactions” to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The adoption of this standard had no impact on the Company’s financial statements.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 does not have a material affect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended May 31, 2006, the Company’s management determined the Company had not properly applied Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustible Conversion Ratios”, (“EITF 98-5”) with respect to the valuation and related debt discount associated with common stock warrants and the beneficial conversion feature of convertible debentures issued in connection with several private placement memorandum offerings. Additionally, the Company’s management determined the Company had not properly accrued interest on unsecured promissory obligations and on the convertible debentures. Based on the results of these findings, the Company’s management is restating the consolidated financial statements as of and for the three months ended May 31, 2006. Accordingly, the restated financial results reflect the adjustments related to accruing interest on unsecured promissory note obligations and the accounting for the valuation and related debt discount of warrants and the beneficial conversion feature of convertible debentures. The impact of these adjustments on the Company’s financial results as originally reported is summarized below.

The following schedules reconcile the amounts as originally reported in the consolidated balance sheet as of May 31, 2006 and the consolidated statements of operations for the three months ended May 31, 2006 to the corresponding restated amounts in each of these consolidated financial statements:

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited, as restated)
U.S. Dollars

	As of May 31, 2006
	As
	Previously	Restatement
Consolidated Balance Sheet:	Reported	Adjustments		Restated
ASSETS
Current Assets
Cash	$1,113,158	$-		$1,113,158
Accounts receivable	14,435	-		14,435
Prepaid expenses	185,157	-		185,157
Travel advances	41,900	-		41,900
Total current assets	1,354,650	-		1,354,650
Other Assets
Deposit on buses	431,835	-		431,835
Fixed assets	34,715	-		34,715
Technology rights	1	-		1
Total other assets	466,551	-		466,551
TOTAL ASSETS	1,821,201	-		1,821,201

LIABILITIES
CURRENT LIABILITIIES
Accounts payable and accrued liabilities	834,169	-		834,169
Common stock over subscription	499,364	-		499,364
Promissory notes and other loans payable	456,000	(263,000)	(1)	193,000
Convertible debentures, net of debt discount	-	273,033	(2)	273,033
Related party convertible debentures, net of debt discount		43,517	(3)	43,517
Accrued interest	-	17,703	(5)	17,703

Total current liabilities	1,789,533	71,253		1,860,786
Minoriy interest in subsidiary company	285,710	-		285,710
STOCKHOLDERS' DEFICIT
Preferred stock	-	-		-
Common stock	50,686	-		50,686
Subscribed	1,345,000	(800,000)	(1)	545,000
Treasury	(100,000)	-		(100,000)
Additional paid in capital	1,883,409	1,063,000	(4)	2,946,409
Other comprehensive income	80,118	-		80,118
Deficit accumulated during development stage	(3,513,255)	(334,253)	(6)	(3,847,508)
Total stockholders' deficit	(254,042)	(71,253)		(325,295)

TOTAL LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' DEFICIT	$1,821,201	$-		$1,821,201

(1)	To reclassify convertible debentures previously classified as stock subscribed and unsecured promissory notes.
(2)	To reflect convertible debentures, net of debt discount.
(3)	To reflect related party convertible debentures, net of debt discount.
(4)	To reflect convertible debentures and warrants, net of debt discount.
(5)	To reflect the interest accrual on unsecured promissory notes payable obligations and convertible debentures.
(6)	To reflect the cumulative effects on stockholders' deficit of the adjustments detailed in Items (1) through (5).

Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited, as restated)
U.S. Dollars

	For the Three Months Ended May 31, 2006
	As
	Previously	Restatement
Consolidated Statement of Operations	Reported	Adjustments		Restated
EXPENSES
Repairs and maintenance	$8,272	$-		$8,272
Professional and consulting fees	485,189	-		485,189
Office and administration	116,374	-		116,374
Rent	124,817	-		124,817
Salaries	57,307	-		57,307
Interest on debt	23,777	17,703	(1)	41,480
Finance costs from beneficial conversion
feature on convertible debentures	-	144,701	(2)	144,701
Finance costs from issuance of warrants	-	171,849	(3)	171,849
Telephone	2,570	-		2,570
Marketing	1,801	-		1,801
Travel	102,699	-		102,699
Depreciation and amortization	2,891	-		2,891
Loss before other items	(925,697)	(334,253)		(1,259,950)
Minority interest in operations	(5,149)	-		(5,149)

Net loss for the period	(930,846)	(334,253)		(1,265,099)

Other comprehensive income	80,118	-		80,118

Total comprehensive loss	$(850,728)	$(334,253)		$(1,184,981)

(1)	To reflect the interest accrual on unsecured promissory note obligations.
(2)	To record finance costs on beneficial conversion feature of convertible debentures.
(3)	To record finance costs from the issuance of warrants.

4. ACQUISITION OF SUBSIDIARY COMPANY

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
(Unaudited, as restated)
U.S. Dollars

5. DEPOSIT ON BUSES

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

7. NOTES PAYABLE, UNSECURED

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 8% per annum. As of May 31, 2006, the aggregate amount outstanding under these unsecured notes payable obligations was $193,000.

8. CONVERTIBLE DEBENTURES

The Company raised an aggregate of $1,063,000, from the issuance of convertible debentures (“convertible debentures”) under a private placement memorandum offering. The debentures are convertible into the common stock of the Company at exercise prices ranging from $.48 to $.50 per share. The debentures bear interest at 7% per annum and are due and payable after one year from the date of issuance.

The Company calculated the beneficial conversion feature embedded in the convertible debentures in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, (“EITF 00-27”) and recorded $144,701 of aggregate debt discount for the three months ended May 31, 2006, which is included in additional paid-in capital in the accompanying consolidated balance sheets as of May 31, 2006 and 2005, respectively.

The convertible debentures are exercisable upon the issuance date of the underlying instruments. As a result, the debt discount associated with the beneficial conversion feature embedded in the convertible debentures was charged to operations at the time of issuance. Total finance costs charged to operations in connection with the beneficial conversion feature was $144,701 and $0 for the three months ended May 31, 2006 and 2005, respectively.

The Company also issued to the holders of the convertible debentures warrants to acquire an aggregate of 2,204,451 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants expire after the end of the second year from the date of issuance. In connection with these debentures, the Company recorded aggregate debt discount of $918,299 related to the fair of the warrants issued, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of May 31, 2006. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants was $171,849 and $0 for the three month periods ended May 31, 2006 and 2005, respectively.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended May 31, 2006
(Unaudited, as restated)
U.S. Dollars

As of May 31, 2006, an aggregate of $316,550 ($1,063,000 less $746,450 of unamortized debt discount) of convertible debentures was outstanding, including $43,517 ($150,000 less $106,483 of unamortized debt discount) of convertible debentures due to a related party) and an aggregate of 2,204,451 shares of common stock were eligible for conversion under these instruments.

9. SHARE CAPITAL

Issued Shares
No common shares were issued during the three months ended May 31, 2006.

At May 31, 2006 the Company had received subscriptions from investors of $545,000 and has committed to the future issuance of 1,347,145 shares of common stock.

10. RELATED PARTY TRANSACTIONS

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

11. COMMITMENTS

- The Company has committed to office space leases totalling approximately $297,100 to July 2007.
- The Company has committed to acquire an additional bus for a payment of $59,020.
- The Company has committed to lease payments of $200,000 per month for nine months commencing October 2006 for the purchase of 28 buses (see note 4).

12. SUBSEQUENT EVENTS

Subsequent to the quarter ended May 31, 2006:

The Company issued 285,715 shares of common stock valued at $0.35 per share for the receipt of $100,000 prior to May 31, 2006. These shares issued were included in stock subscribed for at May 31, 2006 (see note 9).

Subsequent to May 31, 2006 the Company cancelled 500,000 shares of common stock previously issued.

The Company expects to take delivery of 28 buses during July 2006 and commence lease payments of $200,000 per month for nine months in October 2006 (see note 5).

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

No revenue was recorded for the three months period ended May 31, 2006 and no revenue was recorded during the same period of the prior year. Net loss for the three month period ended May 31, 2006 was $(1,265,099) compared to a loss of $(14,871) in the three months ended May 31, 2005. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity.

To date, the Company has generated no revenues and has accumulated losses since inception of $3,847,508.

Financial Position at May 31, 2006:

The Company's working capital position remained improved at May 31, 2006 with a working capital deficit of $506,136 at May 31, 2006 compared to a working capital deficit of $667,608 at February 28, 2006.

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

The Company intends to finance operations from the issuance of additional convertible debentures and unsecured borrowings as necessary to continue the growth of operations.

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

Documents incorporated by reference: Form 10KSB, Form 8K

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

July 23, 2007	Transnational Automotive Group, Inc.
(Registrant)

By: /s/ Ralph Thomson

Ralph Thomson,
President and Director