Form 10QSB
period 2007-05-31
Transnational Automotive Group, Inc.
filed 2007-07-23
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission File Number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(Name of small business issuer in its charter)

Nevada	76-0603927
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization	No.)

21800 Burbank Blvd., Suite 200, Woodland Hills, CA 91367
(Address of principal executive offices – Zip Code)

(818) 961-2727
(Registrant’s telephone number, including area code)

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

As of July 23, 2007, the issuer had 42,067,727 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2007

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEET
As of May 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$387,583
Accounts receivable and other receivables, net	378,057
Prepaid expenses, advances and deposits	158,919
Inventory of parts, net of reserved for obsolescence	73,872
Total current assets	998,431

OTHER ASSETS
Property, buses & equipment, net	6,278,587

TOTAL ASSETS	$7,277,018

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,295,573
Due to related party	529,700
Obligations under capital lease - related party	197,162
Notes payable	888,278
Notes payable to related party	1,575,000
Convertible debentures, net of debt discount	1,102,644
Related party convertible debentures, net of debt discount	713,128
Accrued interest (including $108,520 to related parties), net of deferred interest	10,084
Total current liabilities	9,311,569

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
40,619,967 shares issued and outstanding	40,620
Subscription received for shares to be issued	150,000
Treasury (400,000 shares owned by subsidiary)	(100,000)
Additional paid-in capital	10,667,355
Accumulated deficit	(12,792,526)
Total stockholders' deficit	(2,034,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,277,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended May 31,
	2007	2006 (Restated)
NET REVENUE	$1,580,043	$-

COST OF REVENUE	1,172,942	-

GROSS PROFIT	407,101	-

OPERATING EXPENSES
Sales and marketing	73,315	1,801
General and administrative	1,184,545	897,228
Depreciation and amortization	15,534	2,891
Foreign currency exchange gain	(57,185)	-

TOTAL OPERATING EXPENSES	1,216,209	901,920

OPERATING LOSS	(809,108)	(901,920)

OTHER INCOME AND EXPENSE
Finance costs from beneficial conversion feature on convertible
debentures and shares attached to other debt instruments	12,278	144,701
Finance costs from issuance of warrants	520,426	171,849
Loss on impairment of fixed assets	33,437	-
Interest expense	344,833	41,480
Interest income	(2)	-
TOTAL OTHER EXPENSE	910,972	358,030

LOSS BEFORE INCOME TAXES	(1,720,080)	(1,259,950)

PROVISION FOR INCOME TAXES	(800)

LOSS BEFORE MINORITY INTEREST	(1,720,880)	(1,259,950)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	-	(5,149)

NET LOSS	$(1,720,880)	$(1,265,099)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	37,477,062	50,685,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Periods Ended May 31,
	2007	2006 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,720,880)	$(1,265,099)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	345,699	17,703
Minority interest in operations	-	5,149
Depreciation and amortization expense	241,077	2,891
Amortization of discount on convertible debentures	520,426	171,849
Beneficial conversion feature	12,278	144,701
Loss on impairment of fixed assets	33,437	-
(Increase) decrease in:
Change in operating assets and liabilities	-	445,460
Accounts receivable and other receivables	(54,892)	-
Prepaid expenses	(31,399)	-
Inventory of parts	(41,456)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(411,211)	-
Due to related party	529,700	-
Net cash used in operating activities	(577,221)	(477,346)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance deposit on buses	-	(153,064)
Purchase of property and equipment	(750,196)	(16,183)
Net cash used in investing activities	(750,196)	(169,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures and warrants	-	800,000
Proceeds from issuance of unsecured promissory notes	1,150,000	-
Repayment of unsecured promissory notes	-	(163,007)
Proceeds from stock subscriptions	150,000	445,000
Proceeds from issuance of common stock and warrants	1,015,000	-
Repayment of obligations under capital lease	(600,000)	-
Net cash provided by financing activities	1,715,000	1,081,993
EFFECT OF FOREIGN CURRENCY TRANSLATION	-	80,118
NET INCREASE IN CASH & CASH EQUIVALENTS	387,583	515,518
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	597,640
CASH & CASH EQUIVALENTS AT END OF PERIOD	$387,583	$1,113,158
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassiciation of advance deposit on buses to property and equipment	$1,680,957	$-
Accrued custom duty/VAT taxes included in capital expenditures	$1,145,782	$-
Finance costs on repricing of debenture units	$390,284	$-
Conversion of convertible debentures and accrued interest
common stock and additional paid-in capital	$967,083	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

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

Description of Business
Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to hereinafter as “the Company” or “TAUG”) are engaged in the development and operations of mass public transportation systems in Cameroon, Africa. The Company’s current operations are comprised of an intra-city bus transit system in the capital city of Yaoundé under the brand name, LeBus, and an inter-city bus transit system between Yaoundé and Douala, known as “LeCar”. The Company’s objective is to expand its existing transportation operations in Cameroon and establish, develop and operate mass transit systems in other sub-Saharan African nations.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Transnational Automotive Group, Inc. and its wholly- owned and majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been reflected therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 28, 2007.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, Parker Automotive Group International, Inc. (“PAGI”), a Washington USA wholly-owned subsidiary, LeCar Transportation Corporation, SARL (“LeCar”), a wholly-owned subsidiary in Cameroon, and Transnational Automotive Group, Cameroon, S.A. (“Taug-C”), a wholly-owned Cameroonian subsidiary, which owns a 66% interest in Transnational Industries – Cameroon, S.A. (“LeBus”). Various Cameroon governmental bodies own the remaining 34% equity interest in LeBus. All material intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) social and political instability in its region of operations, (iii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, (v) the Company's lack of liquidity and potential ability to raise additional capital, and (vi) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of May 31, 2007, the Company has an accumulated deficit of $12,792,526 as well as a working capital deficiency of $8,313,138.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt of the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects of recoverability and classification of assets or liabilities, which may result from the inability of the Company to continue as a going concern.

Funding of the Company's working capital deficiency, its current and future anticipated operating losses, and growth of the Company's transportation operations in Cameroon will require continuing capital investment. Historically, the Company has received funding through the issuance of convertible debentures and common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received from unsecured promissory note arrangements, and the financing of its acquisition of buses through a capital lease obligation due to a related party trust. The Company's strategy is to fund its current and future cash requirements through the issuance of additional debt instruments, current and long-term borrowing arrangements and additional equity financing.

The Company has been able to arrange debt facilities and equity financing to date. However, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital to fund current working capital requirements and future capital expenditures necessary to grow the business would materially affect the Company's operations in the short term and expansion strategies. The Company will continue to explore external financing opportunities. Currently, the Company is in negotiations with multiple parties to obtain additional financing, and the Company will continue to explore financing opportunities with additional parties.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. The Company considers the U.S. dollar to be its functional currency, given that the majority of all funds used in operations through the end of May 31, 2007 were funded in U.S. dollars. Accordingly, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

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

Accounts Receivable and Other Receivables
Other receivable consist primarily of Value Added Taxes (“VAT”) receivable due from various agencies of the government of Cameroon. Other receivable also includes amounts due from the Company’s outside Ad Agency, who is responsible for the billing and collection of fees from customers for the placement of advertisements on the Company’s buses. Such amounts are billed when earned or due. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of other receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balance that will not be collected. The allowance for doubtful debts as at May 31, 2007 was $57,541.

Credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and uninsured cash deposits. Concentrations of credit risk with respect to accounts receivable are present given that substantially all amounts included in accounts receivable are due from the government of Cameroon and other parties in Cameroon. Repayment of these receivables is dependent upon the financial stability and currency of the government of Cameroon. It is at least reasonably possible that management’s assessment of credit risk and the collectibility of these accounts receivable will change during the next reporting period.

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

	In Local
	Currency	In U.S. Dollar
U.S. Dollar	40,082	$40,082
Cameroonian Francs	19,623,376	39,407
	19,663,458	$79,489

Property and Equipment
Property and equipment is stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asset Description	Useful Life (years)
Computer equipment	3
Computer software	3
Furniture and equipment	3 - 5
Buses	3
Automobile equipment	5

Leasehold and building improvements are amortized on the straight-line method over the term of the lease or estimated useful life, whichever is shorter.

Costs for capital assets not yet available for commercial use have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Assets classified as “held for future use” are not depreciated until they are placed in productive service. Costs for repairs and maintenance are expensed as incurred.

Capital lease obligations
The Company capitalized buses acquired under a lease obligation, which, by its terms, is equivalent to an installment purchase.

Revenue and Expense Recognition
The Company recognizes revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. VAT taxes are accounted for on a gross basis and recorded as revenue. For the three month period ended May 31, 2007, total VAT taxes levied on ticket sales approximated $167,819.

The majority of the Company’s revenues were derived from the sale of tickets for its inter-city and city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. The Company also generates revenue from cash subsidies provided by agencies of the government of Cameroon (“government subsidies”). Revenue from government subsidies are recognized as earned and when collection is reasonably assured. Selling, general and administrative costs are charged to operations as incurred.

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three month periods ended May 31, 2007 and 2006, were anti-dilutional and, therefore, excluded from the calculation of net loss per share.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three month periods ended May 31, 2007 and 2006 were $73,715 and $1,801, respectively.

Recent Accounting pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no material impact on the Company’s financial position, results of operations or cash flows.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 had no material impact on the Company’s financial condition or results of operations.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3. PROPERTY, BUSES & EQUIPMENT

As of May 31, 2007, property, buses and equipment consist of the following:

Computer equipment	$64,968
Computer software	27,117
Furniture and equipment	140,181
Automotive equipment	7,030
Building improvements	243,029
Buses used in operations	2,939,142
3,421,467
Less: accumulated depreciation and amortization	(514,744)
2,906,723
Buses held for future use	3,292,954
Construction in progress	78,910
Total property and equipment	$6,278,587

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Included in property, buses and equipment is $1,500,000 of capitalized buses used in operations, which are leased under a non-cancellable lease from a related party (note 9) and accounted for as a capital lease. As of May 31, 2007, the accumulated depreciation on the buses used in operations under this capital lease was $496,315.

Depreciation and amortization expense for the three month periods ended May 31, 2007 and 2006 were $241,077 and $2,891, respectively.

4. ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of May 31, 2007, accounts payable and accrued expenses were comprised of the following:

Accounts payable	$1,209,335
Payroll liabilities	218,814
Accrued expenses	80,028
VAT and custom duty taxes payable to governmental agencies of Cameroon	2,205,816
Taxes payable to governmental agencies of Cameroon	412,325
Provision for fines and penalties	169,255
Total accounts payable and accrued expenses	$4,295,573

5. OBLIGATIONS UNDER CAPITAL LEASE – RELATED PARTY

The Company is committed to lease payments of $200,000 per month for nine months commencing October 2006 for the acquisition of 28 buses for its urban and rural transportation services in Cameroon. The lease obligation initially consisted of $1,500,000 used for the acquisition of the related buses and $300,000 deferred finance charges to be written off over the term of the capital lease and is payable to a Trust for which an officer of the Company is a trustee (note 9). The lease expires in June 2007, when all remaining principal and unpaid interest under the lease obligation are due and payable. As of May 31, 2007, obligations under capital lease were comprised as follows:

Remaining payments under lease obligation	$200,000
Imputed interest	(2,838)
Obligation under capital lease, net	$197,162

The capital lease obligation is secured by the underlying buses. Total interest costs charged to operations under this lease obligation for the three month period ended March 31, 2007 was $31,540.

6. NOTES PAYABLE, UNSECURED

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum. On March 28, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 14% per annum and payable in full on September 28, 2007. Under the terms of the promissory note agreement, the Company was obligated to issue to the holder 40,000 shares of the Company’s common stock at the maturity date of the loan. The Company recognized $34,000 of aggregate debt discount, representing the fair market value of the 40,000 shares under this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of May 31, 2007. The debt discount recognized is being amortized over six months, the term of the underlying loan. Total finance costs charged to operations in connection with the amortization of the deferred interest for the three months ended May 31, 2007 was $12,278.

As of May 31, 2007, aggregate amounts outstanding under unsecured notes payable to unrelated parties were $888,278, net of debt discount. As of May 31, 2007, notes payable due to related party consist of unsecured notes payable aggregating $1,575,000 due to a Trust controlled by one of the officers of the Company (note 9).

7. CONVERTIBLE DEBENTURES

Convertible Debentures
Through the end of the fiscal year ended February 28, 2007, the Company raised an aggregate of $3,781,000 from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures were convertible into the common stock of the Company at exercise prices ranging from $.48 to $.50 per share. The debentures bear interest at 7% per annum and are automatically converted into common stock after one year from the date of issuance, unless converted earlier. There were no convertible debentures issued during the three month period ended May 31, 2007.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the beneficial conversion feature embedded in the convertible debentures in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, (“EITF 00-27”) and recorded $1,003,050 of aggregate debt discount for the year ended February 28, 2007, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of May 31, 2007.

The Company also issued to the holders of the convertible debentures warrants to acquire an aggregate of 8,427,416 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants had an original term of two-years from the date of issuance. In connection with these debentures, the Company recorded aggregate debt discount of $2,777,950 related to the fair of the warrants issued, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of May 31, 2007. The debt discount underlying the valuation of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants was $520,426 and $171,849 for the three month periods ended May 31, 2007 and 2006, respectively.

The following is a schedule of the aggregate amounts of outstanding convertible debentures as of May 31, 2007:

			Convertible
	Convertible	Unamortized	Debentures
	Debentures -	Warrant	Net of Debt
	Gross	Discounts	Discount
Convertible debentures, non related parties	$1,592,000	$(489,356)	$1,102,644

Related party convertible debentures (note 9)	$1,020,000	$(306,872)	$713,128

On May 24, 2007, the Company’s Board of Directors issued a resolution to extend the maturity date of the convertible debentures issued pursuant to the Private Placement Memorandum dated January 23, 2006 and to increase the number of shares of common stock eligible for conversion. The number of warrants issued to convertible debenture holders was also adjusted to equal the number of shares to be issued upon conversion. In connection with the Board Resolution, the maturity date on the warrants was extended from two years to five years and the conversion rate of the exercise option was reduced from $.48 - $.50 per share to an adjusted conversion rate of $.4464 per share. The reduction in the conversion rate resulted in an increase of 455,226 additional warrants outstanding and an additional 455,226 shares of common stock eligible for conversion for the debenture holders.

8. CAPITAL TRANSACTIONS

Common stock
During the three month period ended May 31, 2007, $906,500 of convertible debentures and $60,583 of related accrued interest (note 7) were converted into 2,032,929 shares of common stock (note 7).

In connection with a Private Placement Memorandum to accredited investors dated January 17, 2007, the Company entered into Subscription Agreements with various accredited investors for the sale of investment units (“Units”), with each Unit consisting of (i) one share of the Company’s common stock at $0.50 per share and (ii) a warrant to purchase one share of common stock at $1.50 per share. The warrants do not offer a “cashless exercise” provision and holders will be required to pay $1.50 per share to exercise each warrant. The warrants have a term of five years from the date of each underlying Subscription Agreement. The Company has agreed to pay the placement agents the equivalent of $162,250 of commissions (or 5% of the proceeds received from the sale of the Units) as compensation for their services.

During the three month period ended May 31, 2007, investors purchased an aggregate of $1,015,000 in Units representing 2,030,000 shares of common stock at a price of $0.50 per share, and warrants to purchase an additional 2,030,000 shares of common stock at $1.50 per share. The aggregate intrinsic value of the 2,030,000 warrants issued in connection with our January 17, 2007 private placement offering was $660,296. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three month period ended May 31, 2007, the Company had received cash proceeds of $150,000 from the issuance of stock subscriptions to investors in connection with the Private Placement Memorandum dated January 17, 2007 and has committed to the future issuance of 300,000 investment Units consisting of 300,000 shares of the Company’s common stock at $0.50 per share and 300,000 warrants to purchase common stock at $1.50 per share.

During the three month period ended May 31, 2007, the Company recognized $160,132 of current and $230,152 of deferred finance costs in connection with the 455,226 additional shares issued to debenture holders as result of the repricing of the investment units sold to debenture holders (note 7).

During the three month period ended May 31, 2007, the Company recognized $34,000 of deferred finance costs in connection with an unsecured promissory note agreement that entitled the holder to 40,000 shares of common stock at the maturity date of the loan (see note 6). Total finance costs associated with the amortization of the deferred interest under this obligation for the three month period ended May 31, 2007 was $12,278.

Warrants

The following schedules present a summary of the activity of the aggregate number of warrants issued in connection with the Company’s private placement memorandum offerings:

Warrants outstanding	Aggregate	Number of
	Intrinsic Value	Warrants
Outstanding at March 1, 2007	$3,023,978	8,789,624
Granted	660,297	2,417,792
Exercised	-	-
Cancelled	-	-
Outstanding at May 31, 2007	$3,684,275	11,207,416

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	11,207,416	4.3 years	$ 1.50	11,207,416	$ 1.50

9. RELATED PARTY TRANSACTIONS

On May 15, 2006, the Company entered into a capital lease obligation with Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the chief financial officer and a director of the Company, for the acquisition of the first shipment of 28 buses to be used in operations. Under the terms of the lease agreement, the Company is committed to lease payments of $200,000 per month for nine months commencing in October 2006, with total payments aggregating $1,500,000 of principal payments and $300,000 for deferred interest. As of May 31, 2007, $197,162 was outstanding under this lease obligation representing $200,000 of principal payments less $2,838 of deferred interest (note 5).

As of May 31, 2007, an aggregate of $1,575,000 was borrowed from Tov (note 6). These borrowings were advanced in three separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and are due on May 12, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and is due on demand. As of May 31, 2007, an aggregate of $51,758 of accrued interest was owed to Tov under these unsecured promissory obligations.

As of May 31, 2007, Tov had advanced TAUG $1,020,000. On November 7, 2007, our Board of Directors issued a resolution that resulted in the settlement of these advances through the issuance of a 7% convertible debenture to Tov. Under the terms of the agreement, at the election of the Trustee, Tov could convert these debentures into 2,240,143 shares of common stock. The Company also issued Tov 5-year warrants to purchase an additional 2,240,143 shares of common stock of TAUG, exercisable at $1.50 per share. Through May 31, 2007, the trustee of Tov had not exercised his conversion election on behalf of the debentures owned by the trust. As of May 31, 2007, an aggregate of $39,171 of accrued interest was owed to Tov under this convertible debenture.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2006, the Company’s chief financial officer, Seid Sadat, advanced the Company $150,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors (note 7). Under the terms of the subscription agreement, Mr. Sadat’s debentures are convertible into 336,022 shares of common stock. In connection with the subscription agreement, Mr. Sadat was also issued 5-year warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. On May 21, 2007, Mr. Sadat’s $150,000 debenture and $10,120 of accrued interest on the debenture were converted into 336,022 shares of common stock.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For the three month period ended May 31, 2007, the Company was charged an aggregate of $146,500, including $10,500 of shared rent costs, by MSG under this consulting agreement. As of May 31, 2007, $529,700 was owed to MSG, which comprised due from related party in the accompanying consolidated balance sheet as of May 31, 2007. Seid Sadat is the managing partner of MSG and the chief financial officer and director of TAUG.

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

Employment Agreements

On October 27, 2006, the Company entered into an employment agreement with its vice-president of business development. Under the terms of the agreement, the Company agreed to remunerate the employee cash compensation of $3,000 per month plus deferred compensation of $3,000 per month through the duration of the employment term, which expires in September 2007. The Company has accrued $21,000 of deferred compensation owed to this employee as of May 31, 2007, representing deferred compensation payable to the employee through the end of May 31, 2007. During the three month period ended May 31, 2007, the Company satisfied a portion of their future commitment to the sea freight carrier in connection with their purchase and shipment of 30 additional buses, which were delivered to Cameroon on May 2, 2007.

Loss Contingencies

In May 2006, the Company was assessed a claim approximating $461,000 in connection with a breach of contract dispute with its sea freight carrier related to the first shipment of 28 buses from China to Cameroon. The claim arose out of the Company’s alleged failure and delinquency to procure the bus shipments within the terms of the underlying sea freight agreement. The Company’s management initiated settlement negotiations with its sea freight carrier to withdraw their monetary claim in exchange for contracting the carrier for future sea freight of 60 additional buses. During the three month period ended May 31, 2007, the Company satisfied a portion of their future commitment to the sea freight carrier in connection with their purchase and shipment of 30 additional buses, which were delivered to Cameroon on May 2, 2007.

Purchase Commitments

As of May 31, 2007, the Company was obligated under a purchase commitment agreement with a bus manufacturer in China and a sea freight carrier for the purchase and sea freight charges associated with the acquisition of 30 urban transportation buses for an aggregate cost of $1,600,000 plus sea freight.

Litigation

On March 19, 2007, one of the Company’s inter-city coach buses was involved in a collision en route between Yaoundé and Douala that resulted in the deaths of two passengers and injuries sustained to the surviving passengers. In accordance with Cameroonian law, the Company’s subsidiary, LeCar, was cited with responsibility for the collision. The Company maintains insurance coverage for

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

11. RESTATEMENT OF FINANCIAL STATEMENTS FOR QUARTER ENDED MAY 31, 2006

Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended May 31, 2006, the Company’s management determined the Company had not properly applied Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustible Conversion Ratios”, (“EITF 98-5”) with respect to the valuation and related debt discount associated with common stock warrants and the beneficial conversion feature of convertible debentures issued in connection with several private placement memorandum offerings. Additionally, the Company’s management determined the Company had not properly accrued interest on unsecured promissory obligations and on the convertible debentures. Based on the results of these findings, the Company’s management restated the consolidated financial statements as of and for the three months ended May 31, 2006. Accordingly, the restated financial results reflect the adjustments related to accruing interest on unsecured promissory note obligations and the accounting for the valuation and related debt discount of warrants and the beneficial conversion feature of convertible debentures. The impact of these adjustments on the Company’s financial results as originally reported is summarized below.

The following schedules reconcile the amounts as originally reported in the consolidated balance sheet as of May 31, 2006 and the consolidated statements of operations for the three months ended May 31, 2006 to the corresponding restated amounts in each of these consolidated financial statements:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of May 31, 2006
	As
	Previously	Restatement
Consolidated Balance Sheet:	Reported	Adjustments		Restated
ASSETS
Current Assets
Cash	$1,113,158	$-		$1,113,158
Accounts receivable	14,435	-		14,435
Prepaid expenses	185,157	-		185,157
Travel advances	41,900	-		41,900
Total current assets	1,354,650	-		1,354,650
Other Assets
Deposit on buses	431,835	-		431,835
Fixed assets	34,715	-		34,715
Technology rights	1	-		1
Total other assets	466,551	-		466,551
TOTAL ASSETS	1,821,201	-		1,821,201

LIABILITIES
CURRENT LIABILITIIES
Accounts payable and accrued liabilities	834,169	-		834,169
Common stock over subscription	499,364	-		499,364
Promissory notes and other loans payable	456,000	(263,000)	(1)	193,000
Convertible debentures, net of debt discount	-	273,033	(2)	273,033
Related party convertible debentures, net of debt discount		43,517	(3)	43,517
Accrued interest	-	17,703	(5)	17,703-
Total current liabilities	1,789,533	71,253		1,860,786
Minoriy interest in subsidiary company	285,710	-		285,710
STOCKHOLDERS' DEFICIT
Preferred stock	-	-		-
Common stock	50,686	-		50,686
Subscribed	1,345,000	(800,000)	(1)	545,000
Treasury	(100,000)	-		(100,000)
Additional paid in capital	1,883,409	1,063,000	(4)	2,946,409
Other comprehensive income	80,118	-		80,118
Deficit accumulated during development stage	(3,513,255)	(334,253)	(6)	(3,847,508)
Total stockholders' deficit	(254,042)	(71,253)		(325,295)

TOTAL LIABILITIES, MINORITY INTEREST
AND STOCKHOLDERS' DEFICIT	$1,821,201	$-		$1,821,201

(1)	To reclassify convertible debentures previously classified as stock subscribed and unsecured promissory notes.
(2)	To reflect convertible debentures, net of debt discount.
(3)	To reflect related party convertible debentures, net of debt discount.
(4)	To reflect convertible debentures and warrants, net of debt discount.
(5)	To reflect the interest accrual on unsecured promissory notes payable obligations and convertible debentures.
(6)	To reflect the cumulative effects on stockholders' deficit of the adjustments detailed in Items (1) through (5).

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

12. SUBSEQUENT EVENTS

On June 15, 2007, the Company’s wholly-owned subsidiary, Parker Automotive Group International, Inc., was dissolved pursuant to a resolution ratified by the Company’s Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a public transportation company headquartered in Los Angeles, California with operating entities in Cameroon. Our current business efforts focus on establishing and operating mass bus transit systems in the two major cities in Cameroon: Yaoundé, the capital city of Cameroon, and Douala, the largest city and economic capital of Cameroon. We have partnered with the government of Cameroon to establish these mass transit systems. Our mission is to become a leading transportation provider in Cameroon and other sub-Saharan African countries through the operations of our urban and rural transportation systems. Our current operations are comprised of providing inter-city bus transportation between the cities of Yaoundé and Douala and city bus services in Yaoundé.

Urban bus operations (“LeBus”)

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

During the three months ended May 31, 2007, we received shipment of 30 new city buses that will add an additional three bus lines in Yaoundé. These buses were initiated in operations on June 21, 2007 and are anticipated to significantly increase our city bus ridership.

Inter-city bus operations (“LeCar”)

LeCar is the brand name given to our inter-city coach bus operations in Cameroon. On December 8, 2006, we formed a new wholly-owned subsidiary, LeCar Transportation Corporation, SARL (a.k.a. LeCar).

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and the business center of Douala. LeCar has experienced a significant increase in ridership and ticket revenue since the launch of its operations on December 18, 2006. With an initial fleet of 11 coach buses, LeCar is currently transporting 22,000 – 25,000 passengers monthly. During the three months ended May 31, 2007, LeCar’s ticket revenues approximated $800,000 from the transport of approximately 71,000 passengers.

Like LeBus, LeCar has received excellent support from the media and from Cameroon’s citizens, as indicated in the noteworthy success of the launch of operations. LeCar has also impressed Cameroon government leaders for its reliability and quality of service, and enjoys the support of the nation’s highest officials. We are actively pursuing the expansion of our inter-city bus lines to include inter-city routes within other major urban centers in Cameroon.

Critical Accounting Policies

Use of estimates

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

Revenue and expense recognition

The majority of our revenue is derived from the sale of tickets for our inter-city and city bus operations. We recognize revenue from the sale of bus tickets when the transportation services have been provided. We also generate revenue for our city bus operations from subsidies provided by the government of Cameroon. Revenue from government subsidies is recognized as revenue when earned and when collection is reasonably assured. Selling, general and administrative costs are charged to operations as incurred.

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

Impairment of long lived assets

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. During the three months ended May 31, 2007, two of our inter-city buses were involved in accidents that rendered them inoperable. We recognized an impairment charge of $33,437, representing the net book value of the respective buses as of the date they were impaired less recoveries received from our insurance carrier as a result of the accidents.

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

Recent accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this Statement did not have a material impact on our financial condition or results of operations.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our financial condition or results of operations.

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

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by category:

	Three Month Period Ended May 31,		Increase/
	2007	2006	Decrease
REVENUE
Ticket sales	$1,033,010 $	-	100%
Ancillary revenue	65,845	-	100%
Government subsidies	481,188	-	100%
	$1,580,043 $	-	100%

The increase in revenue over the prior year was attributed to the commencement of our intra-city bus operations, LeBus, on September 25, 2006, and our inter-city bus operations on December 18, 2006. Ancillary revenue is comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We had 28 and 11 city buses and coach buses, respectively, in operations during the three month period ended May 31, 2007.

During the three months ended May 31, 2007, we received cash subsidies from the government of Cameroon for our city bus operations. Revenues from government subsidies approximated $100,000 for each month our city buses were in operations from inception through May 31, 2007 and reflect actual cash proceeds received from the government. We are actively working with high ranking government officials of Cameroon to formalize subsidy and tax exoneration agreements with the government for our city bus operations.

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the three month period ended May 31, 2007 were $1,172,942, or approximately 74% of revenue compared to $0 for the three month period ended May 31, 2006. There was no cost of revenue for the three month period ended May 31, 2006 given that operations of our bus lines did not commence service until September 2006.

Details of our cost of revenue for the three month periods ended May 31, 2007 and 2006 are as follows:

			Percentage
	Three Month Period Ended May 31,		Increase/
	2007	2006	Decrease
COST OF REVENUE
Compensation expenses	$211,899	$-	100%
Cost of food and beverage sales	51,401	-	100%
Fuel expense	345,032	-	100%
Insurance	75,320	-	100%
Maintenance and repairs	53,820	-	100%
Depreciation and amortization	225,543	-	100%
Value added taxes on ticket sales included in revenue	167,819	-	100%
Other	42,108	-	100%
	$1,172,942	$-	100%

Operating expenses

Operating expenses for the three month periods ended May 31, 2007 and 2006 were as follows:

			Percentage
	Three Month Period Ended May 31,		Increase/
	2007	2006	Decrease
OPERATING EXPENSES
Sales and marketing	$73,315	$1,801	3971%
General and administrative	1,184,545	897,228	32%
Depreciation and amortization	15,534	2,891	437%
Foreign currency translation gain	(57,185)	-	100%
	$1,216,209	$901,920	35%

Sales and marketing expense consist primarily of payroll and related expenses for personnel engaged in marketing, business development and sales functions. It also includes advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense increased by $71,514 for the three month period ended May 31, 2007, as compared to the same period in 2006. The majority of this increase is due to marketing and advertising expenditures incurred in the current quarter related to promotional activities and events related to our operations.

General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses during the three month period ended May 31, 2007 increased by $287,317, or 32% over the quarter ended May 31, 2006. The increase in our general and administrative expenses during our current quarter is attributed primarily to the following activities:

  A significant increase in our general and administrative staff in Cameroon, resulting in an increase in our payroll and ancillary payroll costs
  An increase in the operating expenses of our Cameroonian operations including rent, office, legal and professional fees, and general office expenses

During the quarter ended May 31, 2006, general and administrative costs were comprised primarily of the following:

  Office and administrative costs of our corporate headquarters
  Travel costs incurred related to the procurement and start up of our operations in Cameroon
  Professional and consulting fees incurred in relation to the start of operations and the legal formation of our subsidiaries.

Depreciation and amortization expense increased by 437% as a result of an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements.

Other income and expense

Other income and expense are comprised of the following:

			Percentage
	Three Month Period Ended May 31,		Increase/
	2007	2006	Decrease
OTHER INCOME AND EXPENSE
Finance costs from beneficial conversion feature on convertible
debentures and shares attached to other debt instruments	$12,278	$144,701	$100%
Finance costs from issuance of warrants	520,426	171,849	100%
Loss on impairment of fixed assets	33,437	-	100%
Interest expense	344,833	41,480	731%
Interest income	(2)	-	100%
	$910,972	$358,030	$154%

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities. In connection with private placement offerings to accredited investors, we raised an aggregate of $3,781,000 from the issuance of 7% convertible debentures with attached warrants. The debentures are convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $520,426 and $171,849 for the three month periods ended May 31, 2007 and 2006, respectively. The warrants are being amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument.

We incurred $12,278 and $144,701 of finance costs associated with the beneficial conversion feature for convertible debentures and shares attached to debt instruments issued during the three months ended May 31, 2007 and 2006, respectively. Other interest expense for the three month period ended May 31, 2007 is comprised of interest on outstanding unsecured promissory note obligations, interest costs associated with additional shares granted to debenture holders related to a repricing of the underlying debenture units, and interest costs accrued on outstanding debentures. During the three months ended May 31, 2006, interest costs were comprised of interest on unsecured promissory notes, outstanding debentures and amortization of warrant expense.

Minority interest in loss of subsidiary

Several Cameroonian governmental agencies collectively own 34% of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A., which operates our city bus transportation system, LeBus. Minority interest in loss of subsidiary represents these shareholders proportionate share of the loss from LeBus. We did not recognize the minority shareholders’ proportionate share in the loss of LeBus for the three months ended May 31, 2007 because LeBus had an aggregate stockholders’ deficit balance at May 31, 2007, and the minority shareholders are not obligated to fund losses in excess of their original investments in LeBus.

			Percentage
	Three Month Period Ended May 31,		Increase/
	2007	2006	Decrease

Minority interest in loss of subsidiary	$-	$5,149	$-100%

Net loss

Our net loss for the three month period ended May 31, 2007 increased to $1,720,880 or $(.05) per share, from $1,265,099 or $(.02) per share, for the three months ended May 31, 2006. The overall increase in net loss of $455,781, or approximately 36% over the prior year period, is primarily due to increases in payroll, sales and marketing costs, general and administrative expenses and an increase in financing costs associated with the issuance of convertible debentures, warrants, and unsecured promissory note obligations.

Assets

Assets increased by $5,455,817 to $7,277,018 as of May 31, 2007, or approximately 300%, from $1,821,201 as of May 31, 2006. This increase was due primarily to an increase in property, buses and equipment used in our operations, which increased $5,812,036 over May 31, 2006. The increase in our capital expenditures was related to our acquisition of 28 city and coach buses used in our mass transit operations as well the acquisition of 30 city buses that were held for future use and subsequently placed in service during June 2007.

Liabilities

Total liabilities increased by $7,450,783 to $9,311,569 as of May 31, 2007, or approximately 400%, from $1,860,786 as of May 31, 2006. This increase was due primarily to an increase in accounts payable and accrued expenses by $3,461,404, an increase in a related party payable by $529,700, and an increase in convertible debentures, unsecured promissory note obligations and accrued interest by $3,459,679.

Minority interest

Minority interest decreased to $0 from $285,710 as of May 31, 2006. The decline in minority interest is attributable to losses allocated to the minority shareholders from the operations of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A. (“LeBus”) in excess of the minority shareholders’ investments in LeBus, which resulted in an aggregate stockholders’ deficit balance as of May 31, 2007. The minority shareholders are not obligated to fund losses in excess of their capital contributions to LeBus.

Stockholders’ deficit

Stockholders’ deficit increased by $1,709,256 to $2,034,551 as of May 31, 2007, from a deficit of $325,295 as of May 31, 2006. The increase in stockholders’ deficit was primarily attributed to our loss from operations and partially offset by an increase in additional paid-in capital from the issuance of common stock, warrants and convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2007, we had cash and cash equivalents of $387,583 compared to cash and cash equivalents of $1,113,158 as of May 31, 2006, representing a decrease in our cash and cash equivalents of $725,575. The decline in our cash balances compared to the prior year was primarily attributed to our net loss from operations and capital expenditures for the acquisition of buses offset by our ability to raise capital from the issuance of common stock and warrants, convertible debentures, and unsecured promissory note obligations.

	May 31,		Increase/
	2007	2006	(Decrease)

Working capital
Current assets	$998,431	$1,354,650	$(356,219)
Current liabilities	9,311,569	1,860,786	7,450,783

Working capital deficit	$(8,313,138)	$(506,136)	$(7,807,002)

Our working capital deficit at May 31, 2007 was $8,313,138 compared to $506,136 as of May 31, 2006, representing an increase of $7,807,002. The increase in our working capital deficit was primarily related to an increase in accounts payable and accrued expenses, and an increase in outstanding convertible debentures and other debt obligations. The increase in our liabilities was primarily attributable to securing borrowed funds to finance our capital expenditures and for working capital purposes to fund our operating results.

	May 31,		Increase/
	2007	2006	(Decrease)

Cash flows used in operating activities	$(577,221)	$(477,346)	$(99,875)
Cash flows used in investing activities	(750,196)	(169,247)	(580,949)
Cash flows provided by financing activities	1,715,000	1,081,993	633,007
Effect of foreign currency translation on cash	-	80,118	(80,118)

Net increase in cash and cash equivalents	$387,583	$515,518	$(127,935)

Cash flows from operating activities

Cash flows used in operating activities increased by $99,875 to $577,221 compared to $477,346 in the prior year period. The increase in cash flows used in operating activities compared to the prior year period is primarily due to an increase in net loss of $455,781 and offset by non-cash charges to our net loss for the quarter including depreciation and amortization expense and finance costs incurred related to non-cash interest expense and the amortization of debt discount on convertible debentures.

Cash flows from investing activities

Cash flows used in investing activities were primarily attributed to $750,196 of cash used for the acquisition of capital expenditures. During the three months ended May 31, 2006, cash flow used in investing activities was primarily attributed to advance deposits made on our first shipment of buses.

Cash flows from financing activities

Net cash provided by financing activities for the three month period ended May 31, 2007 increased by $633,007 compared to the previous year period. The increase in net cash provided by financing activities during the current quarter was primarily attributed to cash proceeds of $1,015,000 raised from the issuance of common stock from private placement offerings, $150,000 of common stock subscribed and cash proceeds of $1,150,000 raised from the issuance of unsecured promissory note obligations. Cash flows provided by financing activities for the three months ended May 31, 2007 were offset by $600,000 of aggregate principal repayments on a capital lease obligation made to a related party.

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

We have an accumulated deficit of approximately $12,792,526 as of May 31, 2007 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements and equity financing.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended May 31, 2007, we issued an aggregate of 4,062,929 shares of our common stock to accredited investors, a limited number of non-accredited investors and non-U.S. persons. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2007.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ RalphThomson
Name: Ralph Thomson
Title: President, Chief Executive Officer and Director

By:	/s/ Seid Sadat
Name: Seid Sadat
Title: Chief Financial Officer and Director