Form 10QSB/A
period 2006-08-31
Transnational Automotive Group, Inc.
filed 2007-10-22
CIK 1158702

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

As of October 22, 2007, the issuer had 47,512,835 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-QSB/A amends Transnational Automotive Group, Inc.’s quarterly report on Form 10-QSB for the quarter ended August 31, 2006, which was originally filed with the Securities and Exchange Commission on October 16, 2006. The purposes of this Amendment No. 1 is to restate our consolidated financial statements for the quarter ended August 31, 2006 to account for: 1) accrued interest on unsecured promissory note obligations and convertible debentures; 2) to account for the value of the beneficial conversion feature and common stock warrants from the sale convertible debentures issued in connection with private placement memorandum offerings; 3) and to accrue for value added taxes and custom duty fees on the Company’s purchase of buses. As more fully described in Note 3 to the accompanying Form 10-QSB/A, the loss the Company previously reported in its 10-QSB for the quarter ended August 31, 2006 is increased by $645,996 or $.01 per share for the six months ended August 31, 2006 and $311,743 or $ .01 per share for the quarter ended August 31, 2006. Except as otherwise expressly stated, this Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-QSB for the quarter ended August 31, 2006.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As at August 31, 2006 and February 28, 2006
(Unaudited)
U.S. Dollars

	August 31,	February 28,
	2006	2006
	(Unaudited)
	(Restated)
ASSETS
Current Assets:
Cash	$143,537	$597,640
Accounts receivable	57,896	11,625
Prepaid expense	26,136	19,875
Deferred expenses	16,702	-
Inventory of parts	16,380	-
Total Current Assets	260,651	629,140
Other Assets:
Buses	3,039,374	278,771
Fixed assets	46,839	21,423
Technology rights	1	1
Total Other Assets	3,086,214	300,195

TOTAL ASSETS	$3,346,865	$929,335

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$1,409,799	$677,741
Promissory notes and other loans payable	693,000	619,007
Convertible debentures, net of discount	529,391	-
Related party convertible debentures, net of discount	76,291	-
Lease payable	1,531,233	-
Accrued interest	40,314	-
Total Current Liabilities	4,280,028	1,296,748

Minority interest in subsidiary company	219,358	280,901

STOCKHOLDERS’ DEFICIT
Preferred Stock – Issued and Outstanding	-	-
Authorized (100,000,000 shares authorized with a par value of $0.001 each)
Common Stock – Issued and Outstanding 50,971,430 shares	50,971	50,686
Authorized (200,000,000 shares authorized with a par value of $0.001 each)
Subscribed	871,819	100,000
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	3,238,124	1,883,409
Deficit accumulated during the development stage	(5,213,435)	(2,582,409)
Total Stockholders’ Deficit	(1,152,521)	(648,314)

TOTAL LIABILITIES, MINORITY INTEREST AND
STOCKHOLDERS’ DEFICIT	$3,346,865	$929,335

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended August 31, 2006 and 2005
And for the period from April 2, 1999 (Date of Inception) to August 31, 2006
(Unaudited)

		Three Months				Six Months				From April 2, 1999
										(Date of Inception) to
		2006		2005		2006		2005		August 31, 2006
		(Restated)				(Restated)				(Restated)
Expenses	$		$		$		$		$
Amalgamation and merger costs		-		-		-		-		852,052
Repairs and maintenance		70,923		-		79,195		-		145,794
Research and development		-		-		-		-		90,265
Professional and consulting fees		502,661		26,606		987,850		27,834		1,319,736
Office and administration		33,415		3,004		149,789		16,647		672,202
Rent		99,446		-		224,263		-		333,012
Salaries and benefits		292,313		-		349,620		-		391,443
Interest		53,882		-		95,362		-		96,030
Telephone		7,788		-		10,358		-		48,306
Directors’ compensation		-		-		-		-		30,000
Marketing		19,747		-		21,548		-		40,119
Travel		141,566		-		244,265		-		343,029
Depreciation and amortization		3,026		-		5,917		-		16,686
Foreign exchange (gain) loss		(1,502)		-		(81,620)		-		(81,620)
Loss before other items		(1,223,265)		(29,610)		(2,086,547)		(44,481)		(4,297,054)
Minority interest in operations		66,352		-		61,203		-		142,334
Finance costs from beneficial
conversion feature on convertible
debentures		(38,206)		-		(182,907)		-		(182,907)
Finance costs from issuance of		(250,926)		-		(422,775)		-		(422,775)
warrants
Adjustment to prior period deficit of
subsidiary company		-		-						(21,482)
		(222,780)		-		(544,479)		(44,481)		(484,830)
Deficiency in assets on acquisition of
subsidiary company		-		-		-		-		(160,571)
Write down of technology rights and
disposal of subsidiary		-		-		-		-		(270,980)
		(222,780)		-		(544,479)		(44,481)		(916,381)
Net loss for the period		$(1,446,045)		$(29,610)		$(2,631,026)		$(44,481)		$(5,213,435)

Net loss per share		$(0.03)		$(0.03)		$(0.05)		$(0.00)
Weighted average number of shares		50,943,480		19,576,871		50,814,597		23,214,939

(The accompanying notes are an integral part of the financial statements)

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended August 31, 2006 and 2005 and for the period from
April 2, 1999 (Date of Inception) to August 31, 2006
(Unaudited)
U.S. Dollars

						From April 2, 1999
						(Date of Inception)
		Six Months Ended				to August 31, 2006
		2006		2005		(Restated)
		(Restated)
Operating Activities	$		$		$
Net (loss)		(2,631,026)		(44,481)		(5,213,435)
Adjustments to reconcile net (loss) to net cash
(used by) operating activities:
Non cash expense:
- interest expense		40,314		-		40,314
- depreciation and amortization		5,917				16,686
- technology rights expensed		-		-		270,980
- shares for services		-		(1,196)		126,100
- minority interest in operations		(61,203)				219,538
- excess of liabilities over assets on
acquisition of subsidiary		-		-		160,571
Finance costs from beneficial conversion debentures		182,907		-		182,907
Amortization of discount on convertible debentures		422,775		-		422,775
Change in operating assets and liabilities		646,104		40,230		882,506
Net cash (used in) operating activities		(1,394,212)		(5,447)		(2,891,058)

Investing Activities
Buses		(1,229,370)		-		(1,508,141)
Capital assets acquired		(31,333)		-		(77,366)
Net cash (used in) investing activities		(1,260,703)		-		(1,585,507)

Financing Activities
Proceeds from (repayment of) loans payable		336,993		-		956,000
Proceeds from issuance of convertible debentures		992,000				992,000
Cash from stock subscriptions		771,819		-		871,819
Contribution from minority shareholders		-		-		999,800
Cash from issuance of stock		100,000		-		800,483
Net cash from financing activities		2,200,812		-		4,620,102

Net increase (decrease) in cash		(454,103)		(5,447)		143,537

Cash, beginning of period		597,640		5,775		-

Cash, end of period		$143,537		$328		$143,537

Supplemental information

Interest paid		$-		$-		$55,716

Taxes paid		$-		$-		$-

Non cash financing		$1,500,000		$-		$1,500,000

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated balance sheets of Transnational Automotive Group, Inc. (a development stage company) as at August 31, 2006, and the consolidated statements of operations and cash flows for the three and six months ended August 31, 2006 and 2005 and the cumulative totals for the development stage operation from April 2, 1999 (inception) through August 31, 2006 have been prepared by Transnational Automotive Group, Inc.’s management and do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included in these financial statements and all such adjustments are of a normal or recurring nature. As more fully described in note 3 to the consolidated financial statements, these August 31, 2006 interim consolidated financial statements have been restated. Due to the Development Stage status of the Company, operating results for the quarter ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,213,435 for the period from inception April 2, 1999 to August 31, 2006 and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its services. Management has plans to utilize debt and/or equity financing to fund its short-term and long-term needs. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. The Company is in conformance with and will continue to conform to FASB 123R.

SFAS Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, applies at different dates to different types of enterprises and entities and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46(R). Application of FIN 46 or FIN 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Non monetary Assets.” SFAS No. 153 is an amendment of APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The adoption of this standard had no impact on the Company’s financial statements.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt this interpretation effective March 1, 2007.

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended May 31, 2006, the Company’s management determined the Company had not properly applied Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, (“EITF 98-5”) with respect to the valuation and related debt discount associated with common stock warrants and the beneficial conversion feature of convertible debentures issued in conncection with several private placement memorandum offerings. Additionally, the Company’s management determined the Company had not properly accrued interest on unsecured promissory obligations and on the convertible debentures. Lastly, management determined the Company had not accrued for custom duty and value added taxes assessed by the government of Cameroon on the Company’s acquisition of buses. Based on the results of these findings, the Company’s management is restating the consolidated financial statements for the three and six months ended August 31, 2006. Accordingly, the restated financial results reflect the adjustments related to accruing interest on unsecured promissory note obligations, the accounting for the valuation and related debt discount of warrants and the beneficial conversion feature of convertible debentures, and the accrual for value added tax and custom duty fees on buses. The impact of these adjustments on the Company’s financial results as originally reported is summarized below.

The following schedules reconcile the amounts as originally reported in the consolidated balance sheet as of August 31, 2006 and the consolidated statements of operations fir the three and six months ended August 31, 2006 to the corresponding restated amounts in each of these consolidated financial statements:

Transnational Automotive Group, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)

	As of August 31, 2006
	Consolidated			Consolidated
	Balances			Balances
	Before			After
Consolidated Balance Sheet:	Restatement	Adjustments		Restatement
ASSETS
Current Assets
Cash	$143,537	$-		$143,537
Accounts receivable	57,896	-		57,896
Prepaid expenses	26,136	-		26,136
Deferred expenses	16,702	-		16,702
Inventory of parts	16,380	-		16,380
Total current assets	260,651	-		260,651

Other Assets
Buses	2,051,648	987,726	(1)	3,039,374
Fixed assets	46,839	-		46,839
Technology rights	1	-		1
Total other assets	2,098,488	987,726		3,086,214

TOTAL ASSETS	2,359,139	987,726		3,346,865
LIABILITIES
CURRENT LIABILITIEIS
Accounts payable and accrued liabilities	422,073	987,726	(1)	1,409,799
Obligations under capital lease - related party	1,531,233	-		1,531,233
Promissory notes and other loans payable	956,000	(263,000)	(2)	693,000
Convertible debentures, net of debt discount	-	529,391	(3)	529,391
Related party convertible debentures, net of debt discount	-	76,291	(4)	76,291
Accrued interest	-	40,314	(5)	40,314
Total current liabilities	2,909,306	1,370,722		4,280,028

Minoriy interest in subsidiary company	219,358	-		219,358

STOCKHOLDERS' DEFICIT
Preferred stock	-	-		-
Common stock	50,971	-		50,971
Subscribed	1,863,819	(992,000)	(2)	871,819
Treasury	(100,000)	-		(100,000)
Additional paid in capital	1,983,124	1,255,000	(5)	3,238,124
Deficit accumulated during development stage	(4,567,439)	(645,996)	(6)	(5,213,435)
Total Stockholders' Equity	(769,525)	(382,996)		(1,152,521)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,359,139	$987,726		$3,346,865

(1)	To accrue for value added tax and custom duty fees owed to government of Cameroon for purchase of buses.
(2)	To reclassify convertible debentures previously classified as stock subscribed and unsecured promissory notes.
(3)	To reflect convertible debentures, net of debt discount.
(4)	To reflect related party convertible debentures, net of debt discount.
(5)	To reflect accrued interest due on unsecured promissory notes obligations and convertible debentures.
(6)	To reflect the cumulative effects on stockholders' deficit of the adjustments detailed in Items (1) through (4).

Transnational Automotive Group, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

	For the Three Months Ended August 31, 2006
	As
	Previously	Retatement
Consolidated Statement of Operations	Reported	Adjustments		Retated
EXPENSES
Repairs and maintenance	$70,923	$-		$70,923
Professional and consulting fees	502,661	-		502,661
Office and administration	33,415	-		33,415
Rent	99,446	-		99,446
Salaries and benefits	292,313	-		292,313
Interest on debt	31,271	22,611	(1)	53,882
Finance costs from beneficial conversion
feature on convertible debentures	-	38,206	(2)	38,206
Finance costs from issuance of warrants	-	250,926	(3)	250,926
Telephone	7,788	-		7,788
Marketing	19,747	-		19,747
Travel	141,566	-		141,566
Depreciation and amortization	3,026	-		3,026
Foreign exchange (gain) loss	(1,502)	-		(1,502)

Loss before other items	(1,200,654)	(311,743)		(1,512,397)
Minority interest in operations	66,352	-		66,352

Net loss for the period	$(1,134,302)	$(311,743)		$(1,446,045)

(1)	To reflect the interest accrual on unsecured promissory note obligations and convertible debentures.
(2)	To record finance costs on beneficial conversion feature of convertible debentures.
(3)	To record finance costs from the issuance of warrants.

Transnational Automotive Group, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

	For the Six Months Ended August 31, 2006
	As
	Previously	Retatement
Consolidated Statement of Operations	Reported	Adjustments		Retated
EXPENSES
Repairs and maintenance	$79,195	$-		$79,195
Professional and consulting fees	987,850	-		987,850
Office and administration	149,789	-		149,789
Rent	224,263	-		224,263
Salaries and benefits	349,620	-		349,620
Interest on debt	55,048	40,314	(1)	95,362
Finance costs from beneficial conversion
feature on convertible debentures	-	182,907	(2)	182,907
Finance costs from issuance of warrants	-	422,775	(3)	422,775
Telephone	10,358	-		10,358
Marketing	21,548	-		21,548
Travel	244,265	-		244,265
Depreciation and amortization	5,917	-		5,917
Foreign exchange (gain) loss	(81,620)	-		(81,620)

Loss before other items	(2,046,233)	(645,996)		(2,692,229)
Minority interest in operations	61,203	-		61,203

Net loss for the period	$(1,985,030)	$(645,996)		$(2,631,026)

(1)	To reflect the interest accrual on unsecured promissory note obligations and convertible debentures.
(2)	To record finance costs on beneficial conversion feature of convertible debentures.
(3)	To record finance costs from the issuance of warrants.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

5. BUSES

The Company and its subsidiaries PTIC (66% ownership) and TAUGC (100% ownership), herein ‘the Company’, received delivery of 28 passenger buses from Yancheng Zhongda International Trading Co., Ltd. (herein ‘Zhongda’) of the People’s Republic of China for a total cost price including shipping, value added taxes and custom duty fees of $3,039,374. A Trust for whom a director of the Company is a trustee (Tov Trust) advanced $1,500,000 to Zhongda to facilitate the purchase. The Company has agreed to repay the Trust $200,000 per month for nine months commencing 91 days after the delivery of the buses to PTIC in Cameroon. Until the Trust is repaid, title to the buses will remain with the Trust (see note 9).

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

7. PROMISSORY NOTES AND OTHER LOANS PAYABLE

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 8% per annum. As of August 31, 2006, aggregate amounts outstanding under these unsecured notes payable obligations was $693,000.

8. CONVERTIBLE DEBENTURES

During the six months ended August 31, 2006, the Company raised an aggregate of $1,255,000 from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures are convertible into the common stock of the Company at exercise prices ranging from $.4464 to $.50 per share. The debentures bear interest at 7% per annum and are due and payable after one year from the date of issuance.

The Company calculated the beneficial conversion feature embedded in the convertible debentures in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, (“EITF 00-27”) and recorded $38,206 and $182,907 of aggregate debt discount for the three and six months ended August 31, 2006, respectively, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of August 31, 2006.

The convertible debentures are exercisable upon the issuance date of the underlying instruments. As a result, the debt discount associated with the beneficial conversion feature embedded in the convertible debentures was charged to operations at the time of issuance. Total finance costs charged to operations in connection with the beneficial conversion feature was $38,206 and $182,907 for the three and six months ended August 31, 2006, respectively.

The Company also issued to the holders of the convertible debentures warrants to acquire an aggregate of 2,687,745 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants expire after the end of the second year from the date of issuance. In connection with these debentures, the Company recorded aggregate debt discount of $1,072,093 related to the fair value of the warrants issued, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of August 31, 2006. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended August 31, 2006
(Unaudited)
U.S. Dollars

Total finance costs associated with the amortization of the warrants was $250,926 and $422,775 for the three and six month periods ended August 31, 2006.

9. LEASE PAYABLE

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

10. SHARE CAPITAL

Issued Shares
During the six months ended August 31, 2006 the Company issued 285,715 shares of common stock of the Company for cash of $100,000. (see note 11).

At August 31, 2006 the Company had received subscriptions from investors of $871,819 and has committed to the future issuance of 1,915,572 shares of common stock.

11. RELATED PARTY TRANSACTIONS

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

12. COMMITMENTS

- The Company had committed to office space leases totalling approximately $297,100 to July 2007. In August 2006 the Company terminated the lease and is negotiating a settlement not exceeding $168,000 and has not been recorded as a liability at August 31, 2006.
- The Company has committed to acquire an additional bus for a payment of $59,020.
- The Company has committed to lease payments of $200,000 per month for nine months commencing October 2006 for the purchase of 28 buses (see note 5).

13. SUBSEQUENT EVENTS

Subsequent to the six months ended August 31, 2006:

The Company received a loan in the amount of $1,000,000 from Tov Trust with no fixed terms of repayment.

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

No revenue was recorded for the three months period ended August 31, 2006 and no revenue was recorded during the same period of the prior year. Net loss for the three months period ended August 31, 2006 was $(1,446,045) compared to a loss of $(29,610) in the three months ended August 31, 2005. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. The increase in expenditures is a reflection of the Company’s efforts to develop its bus transportation services in Cameroon.

Comparison of the six months ended August 31, 2006 with the six months ended August 31, 2005.

No revenue was recorded for the six months period ended August 31, 2006 and no revenue was recorded during the same period of the prior year. Net loss for the six months period ended August 31, 2006 was $(2,631,026) compared to a loss of $(44,481) in the six months ended August 31, 2005. The expenditures reflected in the loss represent the Company's efforts to maintain an office and to have a visible presence in its on going development of its business opportunity. The increase in expenditures is a reflection of the Company’s efforts to develop its bus transportation services in Cameroon.

To date, the Company has generated no revenues and has accumulated losses since inception of $5,213,435.

Financial Position at August 31, 2006:

The Company's working capital position deteriorated at August 31, 2006 with current liabilities of $4,019,377 greater than current assets of $260,651 creating a working capital deficiency of $(4,019,377). At the Company’s year ended February 28, 2006 the Company had a working capital deficit of $(667,608). During this period the Company advanced $2,051,648 to acquire twenty eight buses located in Cameroon.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

8-K 2006-02-21
8-K 2006-03-28
8-K 2006-05-23

Item 6. Exhibits and Reports on Form 8-K

Documents incorporated by reference: Form 10K SB, Form 8K

31.1	Certification of Chief Executive Officer pursuant under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 22, 2007	Transnational Automotive Group, Inc.
(formerly Apache Motor Corporation)
(Registrant)
By: /s/ Ralph Thomson
Ralph Thomson, Chief Executive Officer