Form 10QSB
period 2007-08-31
Transnational Automotive Group, Inc.
filed 2007-10-22
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____

Commission File Number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP,INC.
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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2007

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEET
As of August 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,896,433
Subsidy receivable	308,993
Other receivables	465,569
Prepaid expenses, advances and deposits	140,953
Inventory, net of reserve for obsolesence	195,608
Total current assets	3,007,556

PROPERTY, BUSES & EQUIPMENT, net	6,879,101

TOTAL ASSETS	$9,886,657

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,685,682
VAT and custom duty taxes payable to governmental agencies of Cameroon	2,333,864
Due to related parties	703,686
Notes payable, net of debt discount	878,405
Notes payable to related party, net of debt discount	1,420,577
Convertible debentures, net of debt discount	1,164,433
Related party convertible debentures, net of debt discount	889,580
Accrued interest (including $176,327 to related parties), net of deferred interest	206,129
Total current liabilities	10,282,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
46,612,835 shares issued and outstanding	46,613
Subscription received for shares to be issued	550,000
Treasury (400,000 shares owned by subsidiary)	(100,000)
Additional paid-in capital	13,684,557
Accumulated deficit	(14,576,869)
Total stockholders' deficit	(395,699)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,886,657

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended		For the Six Month Periods Ended
	August 31, 2007		August 31, 2007
	2007	2006 (Restated)	2007	2006 (Restated)
NET REVENUE
Transportation services	$1,510,455	$-	$2,543,465	$-
Government subsidy	512,236	-	993,424	-
Other	111,075	-	176,920	-
	2,133,766	-	3,713,809	-

COST OF REVENUE - Transportation services	1,916,048	-	3,088,990	-

GROSS PROFIT	217,718	-	624,819	-

OPERATING EXPENSES
Sales and marketing	30,084	19,747	103,399	21,548
General and administrative	1,227,201	1,148,112	2,411,746	2,045,340
Depreciation and amortization	25,230	3,026	40,764	5,917
Foreign currency exchange gain	(109,482)	(1,502)	(166,667)	(81,620)

TOTAL OPERATING EXPENSES	1,173,033	1,169,383	2,389,242	1,991,185

OPERATING LOSS	(955,315)	(1,169,383)	(1,764,423)	(1,991,185)

OTHER (INCOME) / EXPENSE
Finance costs from issuance of shares	109,704	38,206	121,982	182,907
Finance costs from issuance of warrants	430,241	250,926	950,667	422,775
Loss on accident of buses	29,837	-	63,274	-
Interest expense	266,965	53,882	611,798	95,362
Interest income	(7,719)	-	(7,721)	-
TOTAL OTHER EXPENSE	829,028	343,014	1,740,000	701,044

LOSS BEFORE INCOME TAXES	(1,784,343)	(1,512,397)	(3,504,423)	(2,692,229)

PROVISION FOR INCOME TAXES	-	-	(800)	-

LOSS BEFORE MINORITY INTEREST	(1,784,343)	(1,512,397)	(3,505,223)	(2,692,229)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	-	66,352	-	61,203

NET LOSS	$(1,784,343)	$(1,446,045)	$(3,505,223)	$(2,631,026)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.04)	$(0.03)	$(0.09)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	43,100,815	50,943,480	40,288,938	50,814,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Month Periods Ended
	August 31,
	2007	2006 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,505,223)	$(2,631,026)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest expense	577,188	40,314
Minority interest in operations	-	(61,203)
Depreciation and amortization expense	774,997	5,917
Finance costs from issuance of shares	121,982	182,907
Finance costs from issuance of warrants	950,667	422,775
Loss on accident of buses	63,274	-
(Increase) decrease in:
Change in operating assets and liabilities	-	646,104
Subsidy receivable	(308,993)	-
Other receivables	(256,324)	-
Prepaid expenses, advances and deposits	(86,818)	-
Inventory of parts	(163,192)	-
Increase (decrease) in:
Accounts payable and accrued expenses	557,619	-
Net cash used in operating activities	(1,274,823)	(1,394,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, buses and equipment	(1,629,076)	(1,260,703)
Net cash used in investing activities	(1,629,076)	(1,260,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	222,832	-
Proceeds from issuance of convertible debentures and warrants	-	992,000
Proceeds from issuance of unsecured promissory notes	1,150,000	336,993
Proceeds from stock subscriptions	550,000	771,819
Proceeds from issuance of common stock and warrants	3,677,500	100,000
Repayment of obligations under capital lease	(800,000)	-
Net cash provided by financing activities	4,800,332	2,200,812

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,896,433	(454,103)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	597,640
CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,896,433	$143,537
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassiciation of advance deposit on buses to property and equipment	$1,680,957	$-
Accrued custom duty/VAT taxes included in capital expenditures	$1,311,494	$-
Conversion of convertible debentures and accrued interest
common stock and additional paid-in capital	$1,171,025	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Organization
Transnational Automotive Group, Inc. (the "Company", “we”, “us”, “our”) was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp., in August 2001 changed its name to Apache Motor Corporation Inc. and in November 2005 the Company changed its name to Transnational Automotive Group, Inc.

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

On June 15, 2007, the Company’s wholly-owned subsidiary, PAGI, was dissolved pursuant to a resolution ratified by the Company’s Board of Directors.

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Transnational Automotive Group, Inc. and its wholly- owned and majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been reflected therein. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending February 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 28, 2007.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, LeCar Transportation Corporation, S.A. (“LeCar”), a wholly-owned subsidiary in Cameroon, and Transnational Automotive Group, Cameroon, S.A. (“Taug-C”), a wholly-owned Cameroonian subsidiary, which owns a 66% interest in Transnational Industries – Cameroon, S.A. (“LeBus”). Various Cameroon

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

governmental bodies own the remaining 34% equity interest in LeBus. All material intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) social and political instability in its region of operations, (iii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, (v) the Company's lack of liquidity and potential ability to raise additional capital, and (vi) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of August 31, 2007, the Company has an accumulated deficit of $14,576,869 as well as a working capital deficiency of $7,274,800.

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

Funding of the Company's working capital deficiency, its current and future anticipated operating losses, and growth of the Company's transportation operations in Cameroon will require continuing capital investment. Historically, the Company has received funding through the issuance of convertible debentures and warrants issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received from unsecured promissory note arrangements, and the financing of its acquisition of buses through a capital lease obligation due to a related party trust. The Company's strategy is to fund its current and future cash requirements through the issuance of additional debt instruments, current and long-term borrowing arrangements and additional equity financing.

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

Foreign Currency Translation
All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. The Company considers the U.S. dollar to be its functional currency, given that the majority of all funds used in operations through the end of August 31, 2007 were funded in U.S. dollars. Accordingly, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable
Accounts receivable consist of amounts due from the Company’s outside Ad Agency, who is responsible for the billing and collection of fees from customers for the placement of advertisements on the Company’s buses. Such amounts are billed when earned or due and when collection is reasonably assured. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balance that will not be collected. The accounts receivable as of August 31, 2007 was $0, net of allowance for doubtful accounts of $71,225.

Subsidy receivable
Subsidy receivable are amounts receivable from the government of Cameroon for subsidies to fund the Company’s intra-city bus operations known as LeBus.

Other receivables
Other receivables consist primarily of Value Added Taxes (“VAT”) receivable due from various agencies of the government of Cameroon.

Other receivables as of August 31, 2007 are comprised of the following:

VAT receivable	$334,611
Insurance claim receivable	127,811
Other	3,147
Total	$465,569

Inventory
Inventory is stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis. Inventory consist primarily of materials, spare parts and fuel for bus operations.

Property, buses and equipment
Property, buses and equipment is stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets as follows:

Asset Description	Useful Life (years)
Computer equipment	3
Computer software	3
Furniture and equipment	3 - 5
Buses	3
Automobile equipment	5

Leasehold and building improvements are amortized on the straight-line method over the term of the lease or estimated useful life, whichever is shorter.

Costs for capital assets not yet available for commercial use, if any, are capitalized as construction in progress and will be depreciated once placed into service. Assets classified as “held for future use” are not depreciated until they are placed in productive service. Costs for repairs and maintenance are expensed as incurred.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. VAT taxes are accounted for on a gross basis and recorded as revenue. For the three month and six month periods ended August 31, 2007, total VAT taxes levied on ticket sales approximated $272,296 and $440,115, respectively.

The majority of the Company’s revenues were derived from the sale of tickets for its inter-city and city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. The Company also generates revenue from cash subsidies provided by agencies of the government of Cameroon (“government subsidies”). Revenue from government subsidies are recognized as revenue when earned and when collection is reasonably assured. Selling, general and administrative costs are charged to operations as incurred.

Basic and diluted loss per share
Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three and six month periods ended August 31, 2007 and 2006, were anti-dilutional and, therefore, excluded from the calculation of net loss per share.

Recent accounting pronouncements

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3. PROPERTY, BUSES & EQUIPMENT

As of August 31, 2007, property, buses and equipment consist of the following:

Computer equipment	$66,486
Computer software	27,740
Furniture and equipment	148,585
Automotive equipment	7,030
Building improvements	332,385
Buses used in operations	7,354,866
7,937,092
Less: accumulated depreciation and amortization	(1,070,305)
6,866,787
Construction in progress	12,314
Total property and equipment	$6,879,101

Depreciation and amortization expense for the three month periods ended August 31, 2007 and 2006 were $533,920 and $3,026, respectively and for the six month periods ended August 31, 2007 and 2006 were $774,997 and $5,917, respectively,

4. ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of August 31, 2007, accounts payable and accrued expenses were comprised of the following:

Accounts payable	$1,495,732
Payroll liabilities	241,877
Accrued expenses	258,705
Taxes payable to governmental agencies of Cameroon	515,748
Provision for fines and penalties	173,620
Total accounts payable and accrued expenses	$2,685,682

5. NOTES PAYABLE

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum. A description of all outstanding unsecured promissory note obligations is as follows: - As of August 31, 2007, the Company has $110,000 outstanding due to two unrelated parties that bear interest at 7% and are due on demand.

- On February 12, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 40% with an original maturity date of May 12, 2007. The Company negotiated an extended repayment term through October 31, 2007. Under the terms of the renewal agreement, the Company issued to the holder 30,000 shares of the Company’s common stock. The Company recognized $41,100 of aggregate debt discount, representing the fair market value of the 30,000 shares issued pursuant to this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of August 31, 2007.

- On March 28, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 14% per annum and payable in full on September 28, 2007. Under the terms of the promissory note agreement, the Company issued to the holder 40,000 shares of the Company’s common stock. The Company recognized $34,000 of aggregate debt discount, representing the fair market value of the 40,000 shares under this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of August 31, 2007.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

- As of August 31, 2007, an aggregate of $1,575,000 was borrowed from Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the chief financial officer and a director of the Company (note 8). These borrowings were advanced in three separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was initially due on May 12, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was initially due on demand.

On July 31, 2007, the Company's Board of Directors approved a resolution to issue 170,000 shares of the Company’s common stock to Tov in exchange for extending the maturity date of the $1,575,000 of aggregate outstanding obligations due to Tov through October 31, 2007. The Company recognized $232,900 of aggregate debt discount, representing the fair market value of the 170,000 shares under these related party obligations, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of August 31, 2007.

The debt discount for all shares of common stock issued pursuant to these notes payable obligations is being amortized beginning on the date each respective shares of common stock were issued through October 31, 2007, the maturity date of these obligations. Total finance costs charged to operations in connection with the amortization of the deferred interest for the three and six month periods ended August 31, 2007 was $109,704 and $121,982, respectively.

As of August 31, 2007, aggregate amounts outstanding under unsecured notes payable to unrelated parties were $878,405, net of $31,595 of debt discount. As of August 31, 2007, notes payable due to related party was $1,420,577, net of $154,423 of debt discount.

6. CONVERTIBLE DEBENTURES

Convertible Debentures
Through the end of the fiscal year ended February 28, 2007, the Company raised an aggregate of $3,781,000 from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures were convertible into the common stock of the Company at exercise prices ranging from $.48 to $.50 per share. The debentures bear interest at 7% per annum and are automatically converted into common stock after one year from the date of issuance, unless converted earlier. There were no convertible debentures issued during the three and six month periods ended August 31, 2007.

The Company calculated the beneficial conversion feature embedded in the convertible debentures in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, (“EITF 00-27”) and recorded $1,003,050 of aggregate debt discount for the year ended February 28, 2007, which was included in additional paid-in capital as of February 28, 2007.

The Company also issued to the holders of the convertible debentures warrants to acquire an aggregate of 8,427,416 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants had an original term of two-years from the date of issuance. In connection with these debentures, the Company recorded aggregate debt discount of $2,777,950 related to the fair of the warrants issued, which was included in additional paid-in capital as of February 28, 2007.

The debt discount underlying the valuation of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants was $430,241 and $250,926 for the three month periods ended August 31, 2007 and 2006, respectively. Total finance costs associated with the amortization of the warrants for the six months ended August 31, 2007 and 2006 was $950,667 and $422,775, respectively.

During the six month period ended August 31, 2007, $1,098,500 of convertible debentures and $72,525 of related accrued interest were converted into 2,463,037 shares of common stock.

The following is a schedule of the aggregate amounts of outstanding convertible debentures as of August 31, 2007:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Convertible
	Convertible	Unamortized	Debentures
	Debentures -	Warrant	Net of Debt
	Gross	Discounts	Discount

Convertible debentures, non related parties	$1,400,000	$(235,567)	$1,164,433

Related party convertible debentures (note 8)	$1,020,000	$(130,420)	$889,580

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

7. CAPITAL TRANSACTIONS

Common stock

During the three month period ended August 31, 2007, $192,000 of convertible debentures and $11,942 of related accrued interest were converted into 430,108 shares of common stock. During the six month period ended August 31, 2007, $1,098,500 of convertible debentures and $72,525 of related accrued interest were converted into 2,463,037 shares of common stock.

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

During the six month period ended August 31, 2007, investors purchased an aggregate of $3,677,500 in Units representing 7,355,000 shares of common stock at a price of $0.50 per share, and warrants to purchase an additional 7,355,000 shares of common stock at $1.50 per share. The fair value of the 7,355,000 warrants issued in connection with the January 17, 2007 private placement offering was $2,609,076. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

During the three month period ended August 31, 2007, the Company had received cash proceeds of $550,000 from the issuance of stock subscriptions to investors in connection with the Private Placement Memorandum dated January 17, 2007 and has committed to the future issuance of 1,100,000 investment Units consisting of 1,100,000 shares of the Company’s common stock at $0.50 per share and 1,100,000 warrants to purchase common stock at $1.50 per share.

During the six month period ended August 31, 2007, the Company recognized $312,634 of current and $132,692 of deferred finance costs in connection with the 455,226 additional shares to be issued to debenture holders as result of the repricing of the investment units sold to debenture holders (note 6).

During the six month period ended August 31, 2007, the Company recognized an aggregate of $308,000 (including $232,900 to a related party) of deferred finance costs in connection with the issuance of 240,000 (including 170,000 to a related party) shares of the Company’s common stock to various holders of unsecured promissory note agreements (see note 5). Total finance costs associated with the amortization of the deferred interest under these obligations for the three and six month periods ended August 31, 2007 was $109,704 and $121,982, respectively.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following schedules present a summary of the activity of the aggregate number of warrants outstanding as of August 31, 2007:

Warrants outstanding	Aggregate	Number of
	Intrinsic Value	Warrants
Outstanding at February 28, 2007	$-	8,722,190
Granted	-	7,810,226
Exercised	-	-
Cancelled	-	-
Outstanding at August 31, 2007	$-	16,532,416

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	16,532,416	4.4 years	$ 1.50	16,532,416	$ 1.50

The fair value of the 7,355,000 warrants issued during the year was calculated using the Black-Sholes pricing model with the following assumptions: Applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

The fair value of the 455,226 warrants issued during the year was calculated using the Black-Sholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of five years.

8. RELATED PARTY TRANSACTIONS

As of August 31, 2007, an aggregate of $1,575,000 was borrowed from Tov against notes payable(note 5). These borrowings were advanced in three separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and is due on October 31, 2007. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and are due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and is due on October 31, 2007.

During the six month period ended August 31, 2007, an aggregate of 170,000 shares of the Company’s common stock were issued to Tov in consideration for the Company being granted a deferred maturity date on the $1,575,000 of outstanding promissory note obligations advanced by Tov (note 5).

As of August 31, 2007, an aggregate of $137,156 of accrued interest was owed to Tov under these unsecured promissory note obligations.

As of August 31, 2007, Tov had advanced TAUG $1,020,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors. On November 7, 2006, our Board of Directors issued a resolution that resulted in the settlement of these advances through the issuance of a 7% convertible debenture to Tov. Under the terms of the agreement, at the election of the Trustee, Tov could convert these debentures into 2,240,143 shares of common stock. The Company also issued Tov 5-year warrants to purchase an additional 2,240,143 shares of common stock of TAUG, exercisable at $1.50 per share. Through August 31, 2007, the trustee of Tov had not exercised his conversion election on behalf of the debentures owned by the trust. As of August 31, 2007, an aggregate of $39,171 of accrued interest was owed to Tov under this convertible debenture.

On March 24, 2006, the Company’s chief financial officer, Seid Sadat, advanced the Company $150,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors (note 6). Under the terms of the subscription agreement, Mr. Sadat’s debentures are convertible into 336,022 shares of common stock. In connection with the subscription agreement, Mr. Sadat was also issued 5-year warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. On May 21, 2007, Mr. Sadat’s $150,000 debenture and $10,120 of accrued interest on the debenture were

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

converted into 336,022 shares of common stock.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For the three and six month periods ended August 31, 2007, the Company was charged an aggregate of $146,500 and $293,000, respectively, including $10,500 (three months) and $21,000 (six months) of shared rent costs, by MSG under this consulting agreement. As of August 31, 2007, $665,200 was owed to MSG, which comprised due from related party in the accompanying consolidated balance sheet as of May 31, 2007. Seid Sadat is the managing partner of MSG and the chief financial officer and director of TAUG.

As of August 31, 2007, an aggregate of $38,486 was owed to Dr. Ralph Thomson, the Company’s president and chief executive officer. Amounts owed to Dr. Thomson have been included in due to related parties in the accompanying consolidated balance sheet as of August 31, 2007.

9. COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

On October 27, 2006, the Company entered into an employment agreement with its vice-president of business development. Under the terms of the agreement, the Company agreed to remunerate the employee cash compensation of $3,000 per month plus deferred compensation of $3,000 per month through the duration of the employment term, which expires in September 2007. The Company has accrued $30,000 of deferred compensation owed to this employee as of August 31, 2007, representing deferred compensation payable to the employee through the end of August 31, 2007.

Loss Contingencies

In May 2006, the Company was assessed a claim approximating $461,000 in connection with a breach of contract dispute with its sea freight carrier related to the first shipment of 28 buses from China to Cameroon. The claim arose out of the Company’s alleged failure and delinquency to procure the bus shipments within the terms of the underlying sea freight agreement. The Company’s management initiated settlement negotiations with its sea freight carrier to withdraw their monetary claim in exchange for contracting the carrier for future sea freight of 60 additional buses. During the six month period ended August 31, 2007, the Company satisfied a portion of their future commitment to the sea freight carrier in connection with their purchase and shipment of 30 additional buses, which were delivered to Cameroon on May 2, 2007.

Purchase Commitments

As of August 31, 2007, the Company was obligated under a purchase commitment agreement with a bus manufacturer in China and a sea freight carrier for the purchase and sea freight charges associated with the acquisition of 30 urban transportation buses for an aggregate cost of $1,600,000 plus sea freight.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

10. RESTATEMENT OF FINANCIAL STATEMENTS FOR QUARTER ENDED AUGUST 31, 2006

Subsequent to the issuance of the Company’s consolidated financial statements for the six months ended August 31, 2006, the Company’s management determined the Company had not properly applied Emerging Issues Task Force No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustible Conversion Ratios”, (“EITF 98-5”) with respect to the valuation and related debt discount associated with common stock warrants and the beneficial conversion feature of convertible debentures issued in connection with several private placement memorandum offerings. Additionally, the Company’s management determined the Company had not properly accrued interest on unsecured promissory obligations and on the convertible debentures. Lastly, management determined the Company had not accrued for custom duty and value added taxes assessed by the government of Cameroon on the Company’s acquisition of buses. Based on the results of these findings, the Company’s management restated the consolidated financial statements as of and for the three and six months ended August 31, 2006. Accordingly, the restated financial results reflect the adjustments related to accruing interest on unsecured promissory note obligations, the accounting for the valuation and related debt discount of warrants and the beneficial conversion feature of convertible debentures, and the accrual for value added tax and custom duty fees on buses. The impact of these adjustments on the Company’s financial results as originally reported is summarized below.

The effect of the restatement on the consolidated statements of operations for the three month periods and six month periods August 31, 2006 is as follows:

	For the Three Months Ended August 31, 2006
	As
	Previously	Retatement
Consolidated Statement of Operations	Reported	Adjustments		Retated
EXPENSES
Interest on debt	$31,271	$22,611	(1)	$53,882
Finance costs from beneficial conversion
feature on convertible debentures	-	38,206	(2)	38,206
Finance costs from issuance of warrants	-	250,926	(3)	250,926

(1)	To reflect the interest accrual on unsecured promissory note obligations and convertible debentures.
(2)	To record finance costs on beneficial conversion feature of convertible debentures.
(3)	To record finance costs from the issuance of warrants.

	For the Six Months Ended August 31, 2006
	As
	Previously	Retatement
Consolidated Statement of Operations	Reported	Adjustments		Retated
EXPENSES
Interest on debt	$55,048	$40,314	(1)	$95,362
Finance costs from beneficial conversion
feature on convertible debentures	-	182,907	(2)	182,907
Finance costs from issuance of warrants	-	422,775	(3)	422,775

(1)	To reflect the interest accrual on unsecured promissory note obligations and convertible debentures.
(2)	To record finance costs on beneficial conversion feature of convertible debentures.
(3)	To record finance costs from the issuance of warrants.

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

Urban bus operations (“LeBus”)

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. Since the signing of the October 2005 agreement, we established a wholly-owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its majority-owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus” officially commenced urban bus operations in Yaoundé on September 25, 2006. Our urban transportation system is currently comprised of 47 city buses, which currently serve five bus lines in Yaoundé.

Inter-city bus operations (“LeCar”)

LeCar is the brand name given to our inter-city coach bus operations in Cameroon. On December 8, 2006, we formed a new wholly-owned subsidiary, LeCar Transportation Corporation, S.A. (a.k.a. LeCar).

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and the business center of Douala. LeCar has experienced a significant increase in ridership and ticket revenue since the launch of its operations on December 18, 2006. With a fleet of 15 coach buses, LeCar is currently transporting 27,000 – 29,000 passengers monthly. During the six months ended August 31, 2007, LeCar’s ticket revenues approximated $1,750,000 from the transport of approximately 80,000 passengers.

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

Impairment of long lived assets

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. During the six months ended August 31, 2007, two of our inter-city buses were involved in accidents that rendered them inoperable. We recognized an impairment charge of $63,274, representing the net book value of the respective buses as of the date they were impaired less recoveries received from our insurance carrier as a result of the accidents.

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

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by category:

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2007	2006	Decrease	2007	2006	Decrease
Ticket sales	$1,510,455	$-	100%	$2,543,465	$-	100%
Ancillary revenue	111,075	-	100%	176,920	-	100%
Government subsidies	512,236	-	100%	993,424	-	100%
Total revenue	$2,133,766	$-	100%	$3,713,809	$-	100%

Revenue increased $2,133,766 or 100% in the three month period ended August 31, 2007 as compared to the three month period ended August 31, 2006 and increased $3,713,809 or 100% in the six month period ended August 31, 2007 as compared to the six month period ended August 31, 2006. The increase in revenue over the prior year was attributed to the commencement of our intra-city bus operations, LeBus, on September 25, 2006, and our inter-city bus operations on December 18, 2006. Ancillary revenue is comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We had 47 city buses and 15 coach buses, respectively, in operations during the three month period ended August 31, 2007.

During the three and six month periods ended August 31, 2007, we received cash subsidies from the government of Cameroon for our city bus operations. Revenues from government subsidies approximated $100,000 for each month our city buses were in operations from inception through August 31, 2007. We are actively working with high ranking government officials of Cameroon to formalize subsidy and tax exoneration agreements with the government for our city bus operations.

Although we anticipate that revenue from ticket sales and government subsidies will continue to grow, our future revenue growth is subject to quarter-to-quarter fluctuations and is dependent to a significant degree upon the following factors: (i) the expansion of our bus fleet to expand our current bus lines and the development of new mass transit systems both, within and outside of Cameroon; (ii) seasonal factors in the demand for inter-city and intra-city bus transportation within the cities of Yaoundé and Douala; and (iii) our success in negotiating with the government of Cameroon for increases in government subsidies to fund our city bus operations.

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the three month period ended August 31, 2007 were $1,916,048, or approximately 90% of revenue compared to $0 for the three month period ended August 31, 2006. Cost of revenue for the six month period ended August 31, 2007 was $3,088,990, or approximately 83% of revenue compared to $0 for the six month period ended August 31, 2007. There was no cost of revenue for the three and six month periods ended August 31, 2006 given that operations of our bus lines did not commence service until September 2006.

Details of our cost of revenue are as follows:

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2007	2006	Decrease	2007	2006	Decrease
Compensation expenses	$301,373	$-	100%	$513,272	$-	100%
Cost of food and beverage sales	51,309	-	100%	102,710	-	100%
Fuel expense	565,034	-	100%	910,066	-	100%
Insurance	75,482	-	100%	150,802	-	100%
Maintenance and repairs	63,429	-	100%	117,249	-	100%
Depreciation and amortization	508,690	-	100%	734,233	-	100%
Value added taxes on ticket sales
included in revenue	272,296	-	100%	440,115	-	100%
Other	78,435	-	100%	120,543	-	100%
Total cost of revenue	$1,916,048	$-	100%	$3,088,990	$-	100%

Operating expenses

Operating expenses were as follows:

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2007	2006	Decrease	2007	2006	Decrease

Sales and marketing	$30,084	$19,747	52%	$103,399	$21,548	380%
General and administrative	1,227,201	1,148,112	7%	2,411,746	2,045,340	18%
Depreciation and amortization	25,230	3,026	734%	40,764	5,917	589%
Foreign currency translation gain	(109,482)	(1,502)	100%	(166,667)	(81,620)	104%
Total operating expenses	$1,173,033	$1,169,383	0%	$2,389,242	$1,991,185	20%

Sales and marketing expense consist primarily of payroll and related expenses for personnel engaged in marketing, business development and sales functions. It also includes advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense increased by $10,337 for the three month period ended August 31, 2007 as compared to the same period in 2006 and increased by $81,851 for the six month period ended August 31, 2007 as compared to the six month period ended August 31, 2006. The majority of this increase is due to marketing and advertising expenditures incurred in the current fiscal year periods related to promotional activities and events related to the start up and promotion of operations.

General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses during the three month period ended August 31, 2007 increased by $79,089, or 7% over the quarter ended August 31, 2006. General and administrative expenses during the six month period ended August 31, 2007 increased by $366,406, or 18% over the six month period ended August 31, 2006. The increase in our general and administrative expenses during the current fiscal year periods is attributed primarily to the following activities:

-	A significant increase in our general and administrative staff in Cameroon, resulting in an increase in our payroll and ancillary payroll costs
-	An increase in the operating expenses of our Cameroonian operations including rent, office, legal and professional fees, and general office expenses

During the three and six month periods ended August 31, 2006, general and administrative costs were comprised primarily of the following:

-	Office and administrative costs of our corporate headquarters
-	Travel costs incurred related to the procurement and start up of our operations in Cameroon
-	Professional and consulting fees incurred in relation to the start of operations and the legal formation of our subsidiaries.

Depreciation and amortization expense increased by 734% during the three month period ended August 31, 2007 compared to the three month period ended August 31, 2006 and increased by 589% during the six month period ended August 31, 2007 compared to the during the six month ended August 31, 2006. The increase in depreciation and amortization expense charged to operations is attributed to an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements that were purchased in connection with the commencement of operations and build out of the Company’s operating facilities.

Other income and expense

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities. In connection with private placement offerings to accredited investors, we raised an aggregate of $3,781,000 from the issuance of 7% convertible debentures with attached warrants. The debentures are convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $430,241 and $250,926 in the three month periods ended August 31, 2007 and 2006, respectively, and $950,667 and $422,775 in the six month periods ended August 31, 2007 and 2006, respectively. The warrants are being amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument. The increase in finance costs from the issuance of warrants is primarily due to an increase in convertible debentures outstanding during our current fiscal year compared to the prior year fiscal year.

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2007	2006	Decrease	2007	2006	Decrease

Finance costs from beneficial conversion
feature on convertible debentures and
shares attached to other debt instrument	$109,704	$38,206	187%	$121,982	$182,907	-33%
Finance costs from issuance of warrants	430,241	250,926	71%	950,667	422,775	125%
Loss on impairment of fixed assets	29,837	-	100%	63,274	-	100%
Interest expense	266,965	53,882	395%	611,798	95,362	542%
Interest income	(7,719)	-	100%	(7,721)	-	100%
Total other expense	$829,028	$343,014	142%	$1,740,000	$701,044	148%

Finance costs associated with the beneficial conversion feature on convertible debentures and finance costs associated with the issuance of common shares attached to other debt instruments were $109,704 and $121,982 for the three and six month periods ended August 31, 2007, respectively, and $38,206 and $182,907 for the three and six month periods ended August 31, 2006, respectively.

During the three and six month periods ended August 31, 2007, other interest expense was $266,965 and $611,798, respectively. And was comprised of interest on outstanding unsecured promissory note obligations, interest costs associated with additional shares granted to debenture holders related to a repricing of the underlying debenture units, and interest costs accrued on outstanding debentures. During the three and six month periods ended August 31, 2006, total other interest expense was $53,882 and $95,362, respectively, and was comprised of interest on outstanding unsecured promissory notes and convertible debentures.

Minority interest in loss of subsidiary

Several Cameroonian governmental agencies collectively own 34% of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A., which operates our city bus transportation system, LeBus. Minority interest in loss of subsidiary represents these shareholders proportionate share of the loss from LeBus. We did not recognize the minority shareholders’ proportionate share in the loss of LeBus for the three and six month periods ended August 31, 2007 because LeBus had an aggregate stockholders’ deficit balance at August 31, 2007, and the minority shareholders are not obligated to fund losses in excess of their original investments in LeBus.

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2007	2006	Decrease	2007	2006	Decrease
Minority interest in loss
of subsidiary	$-	$66,352	$-100%	$-	$61,203	$-100%

Net loss

Our net loss for the three month period ended August 31, 2007 increased to $1,784,343 or $(.04) per share, from $1,446,045 or $(.03) per share for the three months ended August 31, 2006. Our net loss for the six month period ended August 31, 2007 increased to $3,505,223 or ($.09) per share compared to $2,631,026 or ($.05) per share for the six months ended August 31, 2007. The overall increase in net loss is primarily due to increases in payroll, sales and marketing costs, general and administrative expenses and an increase in financing costs associated with the issuance of convertible debentures, warrants, and unsecured promissory note obligations.

Assets

Assets increased by $6,539,792 to $9,886,657 as of August 31, 2007, or approximately 195%, from $3,346,865 as of August 31, 2006. This increase was due primarily to an increase in property, buses and equipment used in our operations, which increased $3,792,887 over August 31, 2006. The increase in our capital expenditures was primarily related to our acquisition of an additional 30 city buses and six coach buses used in our mass transit operations.

Liabilities

Total liabilities increased by $6,002,328 to $10,282,356 as of August 31, 2007, or approximately 140%, from $4,280,028 as of August 31, 2006. This increase was due primarily to an increase in accounts payable and accrued expenses by $3,609,747, an increase in a related party payable by $703,686, and an increase in convertible debentures, unsecured promissory note obligations and accrued interest by $3,220,128 and offset by a $765,622 reduction in obligations under capital lease due to a related party.

Minority interest

Minority interest decreased to $0 from $219,358 as of August 31, 2006. The decline in minority interest is attributable to losses allocated to the minority shareholders from the operations of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A. (“LeBus”) in excess of the minority shareholders’ investments in LeBus, which resulted in an aggregate stockholders’ deficit balance as of August 31, 2007. The minority shareholders are not obligated to fund losses in excess of their capital contributions to LeBus.

Stockholders’ deficit

Stockholders’ deficit decreased by $756,822 to $395,699 as of August 31, 2007, from a deficit of $1,152,521 as of August 31, 2006. The reduction in stockholders’ deficit was primarily attributed to an increase of additional paid-in capital from the issuance of common stock, warrants and convertible debentures in excess of our net loss during this period.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had cash and cash equivalents of $1,896,433 compared to cash and cash equivalents of $143,537 as of August 31, 2006, representing an increase in our cash and cash equivalents of $1,752,896. The increase in our cash balances compared to the prior year was primarily attributed to our ability to raise capital from the issuance of common stock and warrants, convertible debentures, and unsecured promissory note obligations and offset by our net loss from operations and capital expenditures for the acquisition of buses.

	August 31,		Increase/
	2007	2006	(Decrease)

Working capital
Current assets	$3,007,556	$260,651	$2,746,905
Current liabilities	10,282,356	4,280,028	6,002,328

Working capital deficit	$(7,274,800)	$(4,019,377)	$(3,255,423)

Our working capital deficit at August 31, 2007 was $7,274,800 compared to $4,019,377 as of August 31, 2006, representing an increase of $3,255,423. The increase in our working capital deficit was primarily related to an increase in accounts payable and accrued expenses, an increase in VAT and custom duty taxes payable to governmental agencies of Cameroon, and an increase in outstanding convertible debentures and other debt obligations. The increase in our liabilities was primarily attributable to securing borrowed funds to finance our capital expenditures and for working capital purposes to fund our operating results.

	Six Month Periods Ended
	August 31,		Increase/
	2007	2006	(Decrease)

Cash flows used in operating activities	$(1,274,823)	$(1,394,212)	$119,389
Cash flows used in investing activities	(1,629,076)	(1,260,703)	(368,373)
Cash flows provided by financing activities	4,800,332	2,200,812	2,599,520

Net increase (decrease) in cash and cash equivalents	$1,896,433	$(454,103)	$2,350,536

Cash flows from operating activities

During the six month period ended August 31, 2007, cash flows used in operating activities decreased by $119,389 to $1,274,823 compared to $1,394,212 in the prior year period. The decrease in cash flows used in operating activities compared to the prior year period is primarily due to an increase in net loss of $874,197 and offset by non-cash charges to our net loss for the six months including depreciation and amortization expense and finance costs incurred related to non-cash interest expense and the amortization of debt discount on convertible debentures.

Cash flows from investing activities

Cash flows used in investing activities were primarily attributed to $1,629,076 of cash used for the acquisition of buses used in operations and capital expenditures for the purchase of property and equipment to build out the Company’s infrastructure and operating facilities.

Cash flows from financing activities

Net cash provided by financing activities for the six month period ended August 31, 2007 increased by $2,599,520 compared to the previous year period. The increase in net cash provided by financing activities during this period was primarily attributed to cash proceeds of $3,677,500 raised from the issuance of common stock and warrants from private placement offerings, $550,000 of common stock subscribed, cash proceeds of $1,150,000 raised from the issuance of unsecured promissory note obligations and $222,832 of cash flows from related parties. Cash flows provided by financing activities for the six months ended August 31, 2007 were offset by $800,000 of aggregate principal repayments on a capital lease obligation made to a related party.

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

We have an accumulated deficit of $14,576,869 as of August 31, 2007 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements and equity financing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended August 31, 2007, we issued an aggregate of 7,355,000 shares of our common stock to accredited investors, a limited number of non-accredited investors and non-U.S. persons. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 22, 2007.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:   /s/ RalphThomson
         ___________________________________________
         Name: Ralph Thomson
         Title: President, Chief Executive Officer and Director

By:   /s/ Seid Sadat
         ___________________________________________
         Name: Seid Sadat
         Title: Chief Financial Officer and Director