Form 10QSB
period 2007-11-30
Transnational Automotive Group, Inc.
filed 2008-01-22
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

As of January 21, 2008, the issuer had 50,589,002 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2007

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEET
As of November 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,496,442
Restricted cash	64,193
Other receivables	845,223
Prepaid expenses, advances and deposits	161,165
Inventory, net of reserve for obsolesence	282,796
Total current assets	2,849,819

PROPERTY, BUSES & EQUIPMENT, net	7,017,312

TOTAL ASSETS	$9,867,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,142,362
VAT and custom duty taxes payable to governmental agencies of Cameroon	2,547,064
Due to related parties	843,101
Notes payable, net of debt discount	990,000
Notes payable to related party, net of debt discount	1,575,000
Convertible debentures, net of debt discount	1,380,087
Related party convertible debentures, net of debt discount	1,020,000
Accrued interest (including $242,404 to related parties)	352,425
Total current liabilities	11,850,039

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
48,012,835 shares issued and outstanding	48,013
Treasury (400,000 shares owned by subsidiary)	(100,000)
Additional paid-in capital	14,375,744
Accumulated deficit	(16,306,665)
Total stockholders' deficit	(1,982,908)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,867,131

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	November 30, 2007		November 30, 2007
	2007	2006	2007	2006
NET REVENUE
Transportation services	$1,753,413	$179,396	$4,296,878	$179,396
Government subsidy	497,150	-	1,490,574	-
Other	71,702	-	248,622	-
Total revenue	2,322,265	179,396	6,036,074	179,396

COST OF REVENUE - Transportation services	2,293,790	254,472	5,382,780	254,472

GROSS PROFIT (LOSS)	28,475	(75,076)	653,294	(75,076)

OPERATING EXPENSES
Sales and marketing	30,372	95,186	133,771	116,734
General and administrative	902,667	1,181,938	3,314,413	3,282,326
Depreciation and amortization	27,067	3,305	67,831	9,222
Reserve for legal claims	250,000	-	250,000	-
Foreign currency exchange gain	(179,860)	(4,500)	(346,527)	(86,120)

TOTAL OPERATING EXPENSES	1,030,246	1,275,929	3,419,488	3,322,162

OPERATING LOSS	(1,001,771)	(1,351,005)	(2,766,194)	(3,397,238)

OTHER (INCOME) / EXPENSE
Finance costs from beneficial conversion feature	-	704,231	-	887,138
Finance costs from issuance of shares	186,018	-	308,000	-
Finance costs from issuance of warrants	346,074	323,012	1,296,741	745,787
Loss on extinguishment of debt	-	355,240	-	355,240
Loss on accident of buses	2,917	-	66,191	-
Interest expense	226,902	199,648	838,700	295,010
Interest income	(14,903)	(231)	(22,624)	(231)
Other income	(18,983)	-	(18,983)	-
TOTAL OTHER EXPENSE	728,025	1,581,900	2,468,025	2,282,944

LOSS BEFORE INCOME TAXES	(1,729,796)	(2,932,905)	(5,234,219)	(5,680,182)

PROVISION FOR INCOME TAXES	-	-	(800)	-

LOSS BEFORE MINORITY INTEREST	(1,729,796)	(2,932,905)	(5,235,019)	(5,680,182)

MINORITY INTEREST IN LOSS OF SUBSIDIARY	-	195,011	-	256,214

NET LOSS	$(1,729,796)	$(2,737,894)	$(5,235,019)	$(5,423,968)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.04)	$(0.08)	$(0.12)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	48,012,835	35,793,768	42,741,007	45,844,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine Month Periods Ended
	November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,235,019)	$(5,423,968)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash financing costs	445,326	69,297
Depreciation and amortization expense	1,368,659	108,709
Loss on extinguishment of debt	-	355,240
Finance costs from issuance of shares	308,000	-
Finance costs from beneficial conversion feature	-	887,138
Finance costs from issuance of warrants	1,296,741	745,787
Loss on accident of buses	66,191	-
(Increase) decrease in:
Restricted cash	(64,193)
Other receivables	(635,978)	(76,031)
Prepaid expenses, advances and deposits	(107,030)	(218,890)
Advance deposits on buses	-	(44,629)
Inventory, net of reserve for obsolescence	(250,380)	-
Increase (decrease) in:
Accounts payable and accrued expenses	1,356,986	104,931
Net cash used in operating activities	(1,450,697)	(3,492,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, buses and equipment	(2,142,608)	(740,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	362,247	-
Proceeds from issuance of convertible debentures and warrants	-	3,425,000
Proceeds from issuance of unsecured promissory notes	1,150,000	524,673
Proceeds from stock subscriptions	-	772,071
Proceeds from issuance of common stock and warrants	4,377,500	100,000
Repayment of obligations under capital lease	(800,000)	(200,000)
Net cash provided by financing activities	5,089,747	4,621,744
NET INCREASE IN CASH & CASH EQUIVALENTS	1,496,442	388,781
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	597,640
CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,496,442	$986,421
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$393,374	$201,920
Cash paid for taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassiciation of advance deposit on buses to property and equipment	$1,680,957	$-
Notes payable exchanged for common stock	$-	$83,000
Acquisition of buses through issuance of capital lease obligation	$-	$1,500,000
Accrued custom duty/VAT taxes included in capital expenditures	$1,524,694	$-
Conversion of convertible debentures and accrued interest
common stock and additional paid-in capital	$1,171,025	$175,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Description of Business
Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to hereinafter as “the Company” or “TAUG”) are engaged in the development and operations of mass public transportation systems in Cameroon, Africa. The Company’s current operations are comprised of an intra-city bus transit system in the capital city of Yaoundé under the brand name, LeBus, and an inter-city bus transit system between Yaoundé and Douala, known as “LeCar”. The Company is in the process of establishing additional inter-city bus lines servicing other metropolitan regions within Cameroon. The Company’s objective is to expand its existing transportation operations in Cameroon and establish, develop and operate mass transit systems in other sub-Saharan African nations.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been reflected therein. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with U.S generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending February 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended February 28, 2007.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. generally accepted accounting principles”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ, and the difference may be material, from the Company’s estimates.

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iii) the Company's lack of liquidity and potential ability to raise additional capital, and (iv) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of November 30, 2007, the Company has an accumulated deficit of $16,306,665 as well as a working capital deficiency of $9,000,220.

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

Funding of the Company's working capital deficiency, its current and future anticipated operating losses, and growth of the Company's transportation operations in Cameroon will require continuing capital investment. Historically, the Company has received funding through the issuance of convertible debentures and warrants issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received from unsecured promissory note arrangements, and the financing of its acquisition of buses through a capital lease obligation due to a related party. The Company's strategy is to fund its current and future cash requirements through the issuance of additional debt instruments, current and long-term borrowing arrangements and additional equity financing.

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

Foreign Currency Translation
All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. The Company considers the U.S. dollar to be its functional currency, given that the majority of all funds used in operations through the end of November 30, 2007 were funded in U.S. dollars. Accordingly, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

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

Cash equivalents

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts receivable
Accounts receivable consist of amounts due from the Company’s former outside Ad Agency, Nelson Cameroun (“Nelson”), who was previously responsible for the billing and collection of fees from customers for the placement of advertisements on the Company’s buses. Such amounts are billed when earned or due and when collection is reasonably assured. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balance that will not be collected.

During the current year, the Company terminated its contract with Nelson. The Company is currently in litigation with Nelson to settle past due receivables and payables between both parties. As a result of this contingency, the Company has reserved $76,298, representing the entire accounts receivable balance due from Nelson as of November 30, 2007.

Other receivables
Other receivables consist of amounts receivable due from the government of Cameroon for subsidies to fund the Company’s intra-city bus operations known as LeBus. Other receivables also include Value Added Taxes (“VAT”) receivable due from various agencies of the government of Cameroon.

Other receivables as of November 30, 2007 are comprised of the following:

Subsidies receivable	$397,203
VAT receivable	332,260
Insurance claim receivable	110,524
Other	5,236
Total	$845,223

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. VAT taxes are accounted for on a gross basis and recorded as revenue. For the three month and nine month periods ended November 30, 2007, total VAT taxes levied on ticket sales approximated $281,381 and $721,496, respectively.

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

Basic and diluted loss per share
Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three and nine month periods ended November 30, 2007 and 2006, were anti-dilutive and, therefore, excluded from the calculation of net loss per share. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine month periods ended November 30, 2007 and 2006 because the effect would have been anti-dilutive.

	Nine months ended November 30,
	2007	2006
Shares to be issued upon conversion of convertible debentures	7,538,954	7,022,917
Shares to be issued for stock subscriptions	-	1,915,572
Warrants granted	17,932,416	7,211,458
Total	25,471,370	16,149,947

Recent accounting pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In September 2006, FASB issued SFAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement

b)	The date that adoption is required

c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements. This Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

3.	RESTRICTED CASH

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Included in the accompanying consolidated balance sheet as of November 30, 2007, is restricted cash of $64,193, which is comprised of restricted cash set aside pursuant to a court order to cover any potential litigation settlements arising from a breach of contract claim brought forth against the Company by its former outside ad agency, Nelson Cameroun. The claim relates to amounts owed to the outside ad agency that are in dispute. Refer to note 10 for more details about litigation.

4.	PROPERTY, BUSES & EQUIPMENT

As of November 30, 2007, property, buses and equipment consist of the following:

Computer equipment	$58,108
Computer software	26,482
Furniture and equipment	197,782
Land	279,911
Automotive equipment	11,429
Building improvements	388,835
Buses used in operations	7,808,137
8,770,684
Less: accumulated depreciation and amortization	(1,774,335)
6,996,349
Construction in progress	20,963
Total property, buses and equipment	$7,017,312

Depreciation and amortization expense for the three month periods ended November 30, 2007 and 2006 were $593,662 and $102,792, respectively, and for the nine month periods ended November 30, 2007 and 2006 were $1,368,659 and $108,709, respectively.

5.	ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of November 30, 2007, accounts payable and accrued expenses were comprised of the following:

Accounts payable	$1,702,825
Payroll liabilities	241,483
Accrued expenses	394,421
Taxes payable to governmental agencies of Cameroon	617,646
Provision for fines and penalties	185,987
Total accounts payable and accrued expenses	$3,142,362

6.	NOTES PAYABLE

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum. A description of all outstanding unsecured promissory note obligations is as follows:

  As of November 30, 2007, the Company has $110,000 outstanding due to two unrelated parties that bear interest at 7% and are due on demand. The accrued interest on these notes payable as of November 30, 2007 was $15,817. Interest expense for the nine month periods ended November 30, 2007 and 2006 was $7,242 and $6,563, respectively.

  On February 12, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 40% with an original maturity date of May 12, 2007. The Company negotiated an extended repayment term through January 31, 2008. Under the terms of the renewal agreement, the Company issued to the holder 30,000 shares of the Company’s common stock. The Company recognized $41,100 of aggregate debt discount, representing the fair market value of the 30,000 shares issued pursuant to this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of November 30, 2007. Also, under the terms of the renewal agreement, $40,000 of accrued interest as of May 12, 2007 was converted into a note payable. As of November 30, 2007, an aggregate of $440,000 was outstanding under this obligation. The accrued interest as of November 30, 2007 was $37,195. The interest expense for the nine month periods ended November 30, 2007 and 2006 was $70,084 and $7,111, respectively.

  On March 28, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 14% per annum and payable in full on September 28, 2007. Under the terms of the

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  promissory note agreement, the Company issued to the holder 40,000 shares of the Company’s common stock. The Company recognized $34,000 of aggregate debt discount, representing the fair market value of the 40,000 shares under this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of November 30, 2007. Also, under the terms of the renewal agreement, $40,000 of accrued interest as of May 12, 2007 was converted into a notes payable. As of November 30, 2007, an aggregate of $440,000 was outstanding under this obligation. The accrued interest as of November 30, 2007 was $10,801. The interest expense for the nine month periods ended November 30, 2007 and 2006 was $62,246 and $0, respectively.

  As of November 30, 2007, an aggregate of $1,575,000 was borrowed from Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the chief financial officer and a director of the Company (note 9). These borrowings were advanced in three separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was initially due on May 12, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was initially due on demand.

  On July 31, 2007, the Company's Board of Directors approved a resolution to issue 170,000 shares of the Company’s common stock to Tov in exchange for extending the maturity date of the $1,575,000 of aggregate outstanding obligations due to Tov through October 31, 2007. The Company recognized $232,900 of aggregate debt discount, representing the fair market value of the 170,000 shares under these related party obligations, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of November 30, 2007.

  The accrued interest as of November 30, 2007 was $203,233. The interest expense for the nine month periods ended November 30, 2007 and 2006 was $185,642 and $0, respectively.

The debt discount for all shares of common stock issued pursuant to these notes payable obligations is being amortized beginning on the date each respective shares of common stock were issued through October 31, 2007, the maturity date of these obligations. Total finance costs charged to operations in connection with the amortization of the deferred interest for the three and nine month periods ended November 30, 2007 was $186,018 and $308,000, respectively.

As of November 30, 2007, aggregate amounts outstanding under unsecured notes payable to unrelated parties were $990,000. As of November 30, 2007, notes payable due to related party was $1,575,000.

7.	CONVERTIBLE DEBENTURES

Convertible Debentures
Through the end of the fiscal year ended February 28, 2007, the Company raised an aggregate of $3,781,000 from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures were convertible into the common stock of the Company at exercise prices ranging from $.48 to $.50 per share. The debentures bear interest at 7% per annum and are automatically converted into common stock after one year from the date of issuance, unless converted earlier. There were no convertible debentures issued during the three and nine month periods ended November 30, 2007.

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

The debt discount underlying the valuation of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants was $346,074 and $323,012 for the three month periods ended November 30, 2007 and 2006, respectively. Total finance costs associated with the amortization of the warrants for the nine month periods ended November 30, 2007 and 2006 was $1,296,741 and $745,787, respectively.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the nine month period ended November 30, 2007, $1,098,500 of convertible debentures and $72,525 of related accrued interest were converted into 2,463,037 shares of common stock.

The following is a schedule of the aggregate amounts of outstanding convertible debentures as of November 30, 2007:

			Convertible
	Convertible	Unamortized	Debentures
	Debentures -	Warrant	Net of Debt
	Gross	Discounts	Discount
Convertible debentures, non related parties	$1,400,000	$(19,913)	$1,380,087

Related party convertible debentures (note 9)	$1,020,000	$-	$1,020,000

On May 24, 2007, the Company’s Board of Directors issued a resolution to extend the maturity date of the convertible debentures issued pursuant to the Private Placement Memorandum dated January 23, 2006 and to increase the number of shares of common stock eligible for conversion. The number of warrants issued to convertible debenture holders was also adjusted to equal the number of shares to be issued upon conversion. In connection with the Board Resolution, the maturity date on the warrants was extended from two years to five years and the conversion rate of the exercise option was reduced from $.48 - $.50 per share to an adjusted conversion rate of $.4464 per share. The reduction in the conversion rate resulted in an increase of 455,226 additional warrants outstanding and an additional 455,226 shares of common stock eligible for conversion for the debenture holders. On account of the repricing of the conversion price and issuance of additional warrants, the Company recorded a finance cost of $445,326 for the nine month period ended November 30, 2007.

8.	CAPITAL TRANSACTIONS

Common stock

During the nine month period ended November 30, 2007, $1,098,500 of convertible debentures and $72,525 of related accrued interest were converted into 2,463,037 shares of common stock (note 7). There was no debt conversions during the three month period ended November 30, 2007.

In connection with a Private Placement Memorandum to accredited investors dated January 17, 2007, the Company entered into Subscription Agreements with various accredited investors for the sale of investment units (“Units”), with each Unit consisting of (i) one share of the Company’s common stock at $0.50 per share and (ii) a warrant to purchase one share of common stock at $1.50 per share. The warrants do not offer a “cashless exercise” provision and holders will be required to pay $1.50 per share to exercise each warrant. The warrants have a term of five years from the date of each underlying Subscription Agreement. The Company has agreed to pay the placement agents the equivalent of $173,125 of commissions (or 5% of the proceeds received from the sale of the Units) as compensation for their services.

During the three and nine month periods ended November 30, 2007, investors purchased an aggregate of $700,000 and $4,377,500, respectively, in Units representing 1,400,000 (for the three month period ended November 30, 2007) and 8,755,000 (for the nine month period ended November 30, 2007) shares of common stock at a price of $0.50 per share, and warrants to purchase an additional 1,400,000 (for the three month period ended November 30, 2007) and 8,755,000 (for the nine month period ended November 30, 2007) shares of common stock at $1.50 per share. The fair value of the 8,755,000 warrants issued in connection with the January 17, 2007 private placement offering was $3,041,587. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

During the three and nine month periods ended November 30, 2007, the Company recognized $132,692 and $445,326, respectively, of finance costs in connection with the 455,226 additional shares to be issued to debenture holders as a result of the repricing of the investment units sold to debenture holders (note 7).

During the nine month period ended November 30, 2007, the Company recognized an aggregate of $308,000 (including $232,900 to a related party) of deferred finance costs in connection with the issuance of 240,000 (including 170,000 to a related party) shares of the Company’s common stock to various holders of unsecured promissory note agreements (see note 6). Total finance costs associated with the amortization of the deferred interest under these obligations for the three and nine month periods ended November 30, 2007

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

was $186,018 and $308,000, respectively.

Warrants

The following schedules present a summary of the activity of the aggregate number of warrants outstanding as of November 30, 2007:

Warrants outstanding	Aggregate	Number of
	Intrinsic Value	Warrants
Outstanding at February 28, 2007	$-	8,722,190
Granted	-	9,210,226
Exercised	-	-
Cancelled	-	-
Outstanding at November 30, 2007	$-	17,932,416

Outstanding Warrants				Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	17,932,416	4.2 years	$1.50	17,932,416	$1.50

The fair value of the 8,755,000 warrants issued in connection with the private placement memorandum (dated January 17, 2007) during the nine month period ended November 30, 2007 was calculated using the Black-Sholes pricing model with the following assumptions: Applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

The fair value of the 455,226 warrants issued to convertible debenture holders was calculated using the Black-Sholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of five years.

9.	RELATED PARTY TRANSACTIONS

As of November 30, 2007, an aggregate of $1,575,000 was borrowed from Tov against notes payable (note 6). These borrowings were advanced in three separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007. The Company is currently negotiating renewal provisions for these obligations with the Trustee of Tov.

During the nine month period ended November 30, 2007, an aggregate of 170,000 shares of the Company’s common stock were issued to Tov in consideration for the Company being granted a deferred maturity date on the $1,575,000 of outstanding promissory note obligations advanced by Tov (note 6).

As of November 30, 2007, an aggregate of $203,233 of accrued interest was owed to Tov under these unsecured promissory note obligations.

As of November 30, 2007, Tov had advanced TAUG $1,020,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors. On November 7, 2006, our Board of Directors issued a resolution that resulted in the settlement of these advances through the issuance of a 7% convertible debenture to Tov. Under the terms of the agreement, at

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the election of the Trustee, Tov could convert these debentures into 2,240,143 shares of common stock. The Company also issued Tov 5-year warrants to purchase an additional 2,240,143 shares of common stock of TAUG, exercisable at $1.50 per share. Through November 30, 2007, the trustee of Tov had not exercised his conversion election on behalf of the debentures owned by the trust. As of November 30, 2007, an aggregate of $39,171 of accrued interest was owed to Tov under this convertible debenture.

On March 24, 2006, the Company was advanced $150,000 from the plan assets of a pension plan for the benefit of the Company’s chief financial officer (“related party debenture”) in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors (note 6). Under the terms of the subscription agreement, the related party debenture is convertible into 336,022 shares of common stock. In connection with the subscription agreement for this related party debenture, the pension plan was also issued 5-year warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. On May 21, 2007, the related party debenture of $150,000 and $10,120 of accrued interest on the debenture were converted into 336,022 shares of common stock.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For the three and nine month periods ended November 30, 2007, the Company was charged an aggregate of $146,500 and $439,500, respectively, including $10,500 (three months) and $31,500 (nine months) of shared rent costs, by MSG under this consulting agreement. As of November 30, 2007, $812,115 was owed to MSG, which is included in due to related parties in the accompanying consolidated balance sheet as of November 30, 2007. Seid Sadat is the managing partner of MSG and the chief financial officer and director of TAUG.

As of November 30, 2007, an aggregate of $30,986 was owed to Dr. Ralph Thomson, the Company’s president and chief executive officer. Amounts owed to Dr. Thomson have been included in due to related parties in the accompanying consolidated balance sheet as of November 30, 2007.

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

Employment Agreements

On July 31, 2007, the Company entered into an employment agreement with the president of the Company’s African operations. Under the terms of the agreement, the Company agreed to remunerate the president cash compensation of $6,000 per month plus deferred compensation of $4,000 per month payable in stock through the duration of his employment. The Company has accrued $24,000 of deferred compensation owed to the president as of November 30, 2007, representing deferred compensation payable under this employment agreement through the end of November 30, 2007.

Loss Contingencies

In May 2006, the Company was assessed a claim approximating $461,000 in connection with a breach of contract dispute with its sea freight carrier related to the first shipment of 28 buses from China to Cameroon. The claim arose out of the Company’s alleged failure and delinquency to procure the bus shipments within the terms of the underlying sea freight agreement. The Company’s management initiated settlement negotiations with its sea freight carrier to withdraw their monetary claim in exchange for contracting the carrier for future sea freight of 60 additional buses. During the nine month period ended November 30, 2007, the Company satisfied a portion of their future commitment to the sea freight carrier in connection with their purchase and shipment of 30 additional buses, which were delivered to Cameroon on May 2, 2007.

Purchase Commitments

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2007, the Company was obligated under a purchase commitment agreement with a bus manufacturer in China and a sea freight carrier for the purchase and sea freight charges associated with the acquisition of 30 urban transportation buses for an aggregate cost of $1,600,000 plus sea freight.

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

On November 8, 2007, the Company’s subsidiary, LeCar Transportation Corporation, S.A. (“LeCar”), was named a defendant in a wrongful termination case involving several disgruntled former employees of the subsidiary who were terminated by the Company during 2007. The plaintiffs are seeking unspecified amounts in compensatory damages, including deferred salary, and punitive damages. Under Cameroonian law, the cases are first investigated by the Labor Board Division and subsequently referred to the higher courts based on the merits of the respective allegations. To date, the cases are still pending review by the Labor Board Division. The Company believes the former employees’ claims are without merit and intends to vigorously defend against the claims brought forth by these suits and to pursue all available legal remedies. The Company has not provided for any loss contingencies, in the event of an unfavorable outcome.

On September 12, 2007, the Company’s subsidiary, Transnational Automotive Group, Cameroon S.A., was named a defendant in a breach of contract claim brought forth by its former ad agency, Nelson Cameroun (“Nelson”). The complaint alleges the Company wrongfully terminated its contract with Nelson prior to its expiration. The plaintiff was seeking damages of $300,000, representing amounts owed by the Company pursuant to the terms of the ad agency contract. The Company filed a counter-suit against Nelson alleging breach of good faith, breach of contract, fraud, misrepresentation, and negligence and breach of fiduciary duty. The Company is seeking unspecified amounts as compensatory damages pursuant to its cross-complaint. The Company has put up a deposit of $64,193 that is being held by the courts in Cameroon pending the outcome of the lawsuit. This amount has been classified as restricted cash in the accompanying consolidated balance sheet as of November 30, 2007. The Company has reserved $76,298, representing the entire accounts receivable balance due from Nelson as of November 30, 2007 pursuant to the terms of the ad agency agreement prior to its termination. The Company has accrued $77,454 as of November 30, 2007, representing amounts billed by Nelson pursuant to the terms of the ad agency contract prior to its termination.

On September 14, 2007, the Cameroonian high court with jurisdiction over the case issued an injunction for the Company to pay an amount approximating $300,000 in favor of Nelson’s claim. The Company has filed an appeal to the injunction. For the three months ended November 30, 2007, the Company has provided a legal reserve for $250,000, representing the amount of the injunction less amounts accrued as of November 30, 2007. The $250,000 reserve for legal claims is included in accounts payable and accrued expenses as of November 30, 2007. The appeal is scheduled to be heard in January 2008.

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

Urban bus operations (“LeBus”)

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. Since the signing of the October 2005 agreement, we established a wholly-owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its majority-owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus” officially commenced urban bus operations in Yaoundé on September 25, 2006. Our urban transportation system is currently comprised of 47 city buses, which serve five bus lines in Yaoundé.

Inter-city bus operations (“LeCar”)

LeCar is the brand name given to our inter-city coach bus operations in Cameroon. On December 8, 2006, we formed a wholly-owned subsidiary, LeCar Transportation Corporation, S.A. (a.k.a. LeCar).

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and Cameroon’s largest city, Douala. LeCar has experienced a significant increase in ridership and ticket revenue since the launch of its operations on December 18, 2006. With a fleet of 15 coach buses, LeCar is currently transporting approximately 30,000 passengers monthly. Since inception, LeCar has transported in excess of 300,000 passengers on its inter-city routes and has realized in excess of $3 million of revenue from its operations.

Like LeBus, LeCar has received excellent support from the media and from Cameroon’s citizens, as indicated in the noteworthy success of the launch of operations. LeCar has also impressed Cameroon government leaders for its reliability, safety and quality of service, and enjoys the support of the nation’s highest officials. We are actively pursuing the expansion of our inter-city bus lines to include inter-city routes within other major urban centers in Cameroon.

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

Depreciation and amortization expense

Property, buses and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 5 years. Costs for capital assets not yet available for commercial use, if any, have been capitalized as construction in progress and will be depreciated in accordance with our depreciation policies governing the underlying asset class. Assets classified as “held for future use”, if any, are not depreciated until they are placed in productive service.

Impairment of long lived assets

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. During the nine months ended November 31, 2007, two of our inter-city buses were involved in accidents that rendered them inoperable. We recognized an impairment charge of $66,191, representing the net book value of the respective buses as of the date they were impaired less recoveries received from our insurance carrier as a result of the accidents.

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

Recent accounting pronouncements

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In September 2006, FASB issued SFAS 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement

b)	The date that adoption is required

c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by category:

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2007	2006	Decrease	2007	2006	Decrease
Ticket sales	$1,753,413	$179,396	877%	$4,296,878	$179,396	2295%
Government subsidies	497,150	-	100%	1,490,574	-	100%
Ancillary revenue	71,702	-	100%	248,622	-	100%
Total revenue	$2,322,265	$179,396	1194%	$6,036,074	$179,396	3265%

Total revenue increased $2,142,869 or 1,194% for the three month period ended November 30, 2007 as compared to the three month period ended November 30, 2006 and increased $5,856,678 or 3,265% for the nine month period ended November 30, 2007 as compared to the nine month period ended November 30, 2006. The increase in revenue over the prior year was attributed to the commencement of our intra-city bus operations, LeBus, on September 25, 2006, and our inter-city bus operations on December 18, 2006. The increase in revenue during the current year-to-date results was also attributed to the addition of 30 city buses during the current year and approximately $1,500,000 of government subsidies received in the current year compared to no government subsidies received in the prior year period. Ancillary revenue is primarily comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We had 47 city buses and 15 coach buses, respectively, in operations during the three month period ended November 30, 2007.

During the three and nine month periods ended November 30, 2007, we received cash subsidies from the government of Cameroon for our city bus operations. Revenues from government subsidies approximated $100,000 for each month our city buses were in operations from inception through November 30, 2007. We recognize revenue from government subsidies when the services have been performed and when collection is reasonably assured. We are actively working with high ranking government officials of Cameroon to formalize subsidy and tax exoneration agreements with the government for our city bus operations.

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

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the three month period ended November 30, 2007 was $2,293,790 or approximately 99% of revenue compared to $254,472 for the three month period ended November 30, 2006. Cost of revenue for the nine month period ended November 30, 2007 was $5,382,780 or approximately 89% of revenue compared to $254,472 for the nine month period ended November 30, 2006. The increase in cost of revenue as a percentage of total revenue during the current quarter was attributed to 1) start up costs for the development of new bus lines; 2) higher fuel costs; and 3) greater than anticipated repair and maintenance costs on our first shipment of buses. We anticipate cost of revenue to decline as a percentage of total revenue with the expansion of our bus lines and bus fleet.

Details of our cost of revenue are as follows:

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2007	2006	Decrease	2007	2006	Decrease
Compensation expenses	$390,807	$43,164	805%	$904,079	$43,164	1995%
Cost of food and beverage sales	33,568	-	100%	136,278	-	100%
Fuel expense	608,436	102,107	496%	1,518,502	102,107	1387%
Insurance	135,964	-	100%	286,766	-	100%
Maintenance and repairs	245,748	28,672	757%	362,997	28,672	1166%
Depreciation and amortization	566,595	63,897	787%	1,300,828	63,897	1936%
Value added taxes on ticket sales
included in revenue	281,381	-	100%	721,496	-	100%
Other	31,291	16,632	88%	151,834	16,632	813%
Total cost of revenue	$2,293,790	$254,472	801%	$5,382,780	$254,472	2015%

Operating expenses

Operating expenses were as follows:

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2007	2006	Decrease	2007	2006	Decrease

Sales and marketing	$30,372	$95,186	-68%	$133,771	$116,734	15%
General and administrative	902,667	1,181,938	-24%	3,314,413	3,282,326	1%
Depreciation and amortization	27,067	3,305	719%	67,831	9,222	636%
Reserve for legal claims	250,000	-	100%	250,000	-	100%
Foreign currency translation gain	(179,860)	(4,500)	3897%	(346,527)	(86,120)	302%
Total operating expenses	$1,030,246	$1,275,929	-19%	$3,419,488	$3,322,162	3%

Sales and marketing expense consist primarily of payroll and related expenses for personnel engaged in marketing, business development and sales functions. It also includes advertising expenditures, promotional expenditures and fees charged by marketing and public relations firms. Sales and marketing expense decreased by $64,814 for the three month period ended November 30, 2007 as compared to the same period in 2006 and increased by $17,037 for the nine month period ended November 30, 2007 as compared to the nine month period ended November 30, 2006. The decrease in sales and marketing expenses for the current quarter was primarily attributed to a decrease in marketing costs charged by our former outside ad agency, Nelson Cameroun, to publicize the commencement of operations for our intra-city and inter-city bus lines in the prior year. We terminated our contract with Nelson during the current year, resulting in a reduction in our sales and marketing costs for the quarter compared to prior year. The increase in sales and marketing expenses for the nine month period ended November 30, 2007 compared to the previous year was primarily due to nine months of operations of our bus lines in the current nine month period compared to less than three months of operations in the prior year nine month period. We anticipate an increase in sales and marketing costs associated with the projected expansion of our bus lines.

General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses during the three month period ended November 30, 2007 decreased by $279,271, or 24% over the three month period ended November 30, 2006. General and administrative expenses during the nine month period ended November 30, 2007 increased by $32,087, or 1% over the nine month period ended November 30, 2006. The decrease in our general and administrative expenses during the three month period ended November 30, 2007 compared to the prior year is attributed primarily to the following activities:

  A significant decline in legal and professional fees compared to the prior year. Legal and professional costs in the prior year were primarily related to the establishment of our operations and the legal formation of our Cameroonian subsidiaries.
  A decline in travel costs compared to the prior year. Travel costs in the prior year were related to the procurement and start up of our operations in Cameroon.
  The reduction in legal, professional and travel costs were partially offset by an increase in other operating costs related to the operating expenses of our subsidiaries in Cameroon, which included an increase in general and administrative payroll, rent and general office expenses.

General and administrative expenses during the nine month period ended November 30, 2007 increased slightly compared to the prior year. The slight increase in general and administrative expenses over the prior year was due to an increase in administrative payroll, rent expense and other office related expenses for our subsidiaries in Cameroon. The increase in these costs was driven by the commencement of operations in October 2006 and expansion of our bus lines in the current year, resulting in a significant increase in our administrative employee count and our administrative infrastructure costs. The increase in these expenses was partially offset by a decrease in our U.S. corporate overhead expenses in the current year including lower corporate legal, professional and travel costs. In an effort to minimize our corporate overhead, we also downsized our U.S. corporate headquarters and facilities beginning in November 2006, resulting in a significant decrease in corporate rent expense and ancillary costs.

Depreciation and amortization expense increased by 719% during the three month period ended November 30, 2007 compared to the three month period ended November 30, 2006 and increased by 636% during the nine month period ended November 30, 2007 compared to the nine month ended November 30, 2006. The increase in depreciation and amortization expense charged to operations is attributed to an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements that were purchased in connection with the commencement of operations and build out of the Company’s operating facilities.

During the three month period ended November 30, 2007, we recognized a $250,000 loss reserve in connection with a legal claim brought forth against one of our subsidiaries by our former ad agency in Cameroon. The $250,000 reserve represents our preliminary estimated liability to remediate the claim pursuant to a court’s preliminary judgment in favor of the plaintiff. The ultimate outcome of the case is pending appeal.

We consider the U.S. dollar to be our functional currency, given that the majority of all funds used in operations to date were funded in U.S. dollars. Gain on foreign currency translation is derived from exchange rate adjustments resulting from translating the financials of our Cameroonian subsidiaries, which are expressed in CFA francs (Central African francs), into U.S. dollars.

We recognized a gain of $179,860 and $346,527 on foreign currency translation during the three and nine month periods ended November 30, 2007, respectively. This compares with gains from foreign translation of $4,500 and $86,120 for the prior year comparative three and nine month periods. The increase in the gain from foreign currency translation adjustments during the current year is primarily attributed to a substantial increase in the exchange rate of the Central African franc relative to the U.S. dollar as of November 30, 2007 and for the nine month period then ended compared to the prior year. The increase in the foreign currency translation gain is also due to an increase in the assets held by of our Cameroonian subsidiaries that were translated into U.S. dollars for purposes of consolidation and financial reporting.

Other income and expense

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities. In connection with private placement offerings to accredited investors, we raised an aggregate of $3,781,000 from the issuance of 7% convertible debentures with attached warrants. The debentures are convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $346,074 and $323,012 in the three month periods ended November 30, 2007 and 2006, respectively, and $1,296,741 and $745,787 in the nine month periods ended November 30, 2007 and 2006, respectively. The warrants are being amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument. The increase in finance costs from the issuance of warrants is primarily due to an increase in convertible debentures outstanding during our current fiscal year compared to the prior year fiscal year.

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2007	2006	Decrease	2007	2006	Decrease

Finance costs from issuance of shares	$186,018	$-	100%	$308,000	$-	100%
Finance costs from beneficial conversion	-	704,231	-100%	-	887,138	-100%
Finance costs from issuance of warrants	346,074	323,012	7%	1,296,741	745,787	74%
Loss on impairment of fixed assets	2,917	-	100%	66,191	-	100%
Loss on extinguishment of debt	-	355,240	-100%	-	355,240	-100%
Interest expense	226,902	199,648	14%	838,700	295,010	184%
Interest income	(14,903)	(231)	6352%	(22,624)	(231)	9694%
Other income	(18,983)	-	100%	(18,983)	-	100%
Total other expense	$728,025	$1,581,900	-54%	$2,468,025	$2,282,944	8%

Finance costs associated the issuance of common shares attached to other debt instruments was $186,018 and $308,000 for the three and nine month periods ended November 30, 2007, respectively, and finance costs associated with the beneficial conversion feature of convertible debentures was $704,231 and $887,138 for the three and nine month periods ended November 30, 2006, respectively. During the current year, we did not issue any convertible debentures resulting in no finance costs from the beneficial conversion of these convertible debt instruments. During the current year, the majority of our capital was raised through our private placement memorandum dated January 17, 2007, which is fully described in note 8 to the consolidated financial statements.

During the three and nine month periods ended November 30, 2007, other interest expense was $226,902 and $838,700, respectively, and was comprised of interest on outstanding unsecured promissory note obligations, interest costs associated with additional shares granted to debenture holders related to a repricing of the underlying debenture units, and interest costs accrued on outstanding debentures. During the three and nine month periods ended November 30, 2006, total other interest expense was $199,648 and $295,010, respectively, and was comprised of interest on outstanding unsecured promissory notes and convertible debentures.

Minority interest in loss of subsidiary

Several Cameroonian governmental agencies collectively own 34% of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A., which operates our city bus transportation system, LeBus. Minority interest in loss of subsidiary represents these shareholders proportionate share of the loss from LeBus. We did not recognize the minority shareholders’ proportionate share in the loss of LeBus for the three and nine month periods ended November 30, 2007 because LeBus had an aggregate stockholders’ deficit balance at November 30, 2007, and the minority shareholders are not obligated to fund losses in excess of their original investments in LeBus.

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/		November 30,	Increase/
	2007	2006	Decrease	2007	2006	Decrease
Minority interest in loss
of subsidiary	$-	$195,011	$-100%	$-	$256,214	$-100%

Net loss

Our net loss for the three month period ended November 30, 2007 decreased to $1,729,796 or $(.04) per share, from $2,737,894 or $(.08) per share for the three months ended November 30, 2006. Our net loss for the nine month period ended November 30, 2007 decreased to $5,235,019 or ($.12) per share compared to $5,423,968 or ($.12) per share for the nine months ended November 30, 2006. The decrease in our net loss for the three and nine month periods ended November 30, 2007 was attributed to the following:

  The commencement of our mass transit operations for LeBus (commencing in September 2006) and LeCar (commencing in December 2006). Our net loss was offset by the gross profit generated from operations, which totaled $28,475 and $653,294 for the three and nine months ended November 30, 2007, respectively. This compared to a negative gross profit margin of $75,076 for each of the three and nine month periods ended November 30, 2006.

  The reduction in our corporate overhead costs compared to the previous year, resulting in a decline in our overall general and administrative costs during the current year reporting periods.

  During the current year, we benefited from an appreciation in the CFA franc relative to the U.S. dollar, our functional currency. This resulted in an increase in our gain from the translation of the financials of our Cameroonian subsidiaries (stated in foreign currency) into U.S. dollars.

  Overall financing costs beginning in the third quarter were lower than the prior year period. The reduction in our financing costs during the third quarter was primarily attributed to the issuance of equity securities in connection with our private placement during the current year, resulting in significantly lower finance costs in comparison to securities issued in connection with our convertible debentures in the prior year.

Assets

Assets increased by $5,046,418 to $9,867,131 as of November 30, 2007, or approximately 105%, from $4,820,713 as of November 30, 2006. This increase was due primarily to an increase in property, buses and equipment used in our operations, which increased $3,849,663 over November 30, 2006. The increase in our capital expenditures was primarily related to our acquisition of an additional 30 city buses and six coach buses used in our mass transit operations. The increase in capital expenditures was also attributed to our acquisition of land during the third quarter for the projected establishment of a new bus depot/agency to provide inter-city bus services 23 in the cities of Bamenda and Bafoussam. As of November 30, 2007, current assets increased by $1,196,755 over the prior year. The increase in current assets is comprised primarily of an increase in cash of $510,021 and an increase in subsidy and other receivables of $757,567.

Liabilities

Total liabilities increased by $6,606,337 to $11,850,039 as of November 30, 2007, or approximately 126%, from $5,243,702 as of November 30, 2006. This increase was due primarily to an increase in accounts payable, accrued expenses and VAT and custom duty taxes payable by $3,892,366, an increase in a related party payable by $843,101, and an increase in convertible debentures, unsecured promissory note obligations and accrued interest by $3,172,790 and offset by a $1,301,920 reduction in obligations under capital lease due to a related party, which were repaid during the current year.

Minority interest

Minority interest decreased to $0 from $271,064 as of November 30, 2006. The decline in minority interest is attributable to losses allocated to the minority shareholders from the operations of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A. (“LeBus”) in excess of the minority shareholders’ investments in LeBus, which resulted in an aggregate stockholders’ deficit balance as of November 30, 2007. The minority shareholders are not obligated to fund losses in excess of their capital contributions to LeBus.

Stockholders’ deficit

Stockholders’ deficit increased by $1,288,855 to $1,982,908 as of November 30, 2007, from a deficit of $694,053 as of November 30, 2006. The increase in stockholders’ deficit was primarily attributed to net losses during this period in excess of amounts raised from the issuance of common stock, warrants and convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2007, we had cash and cash equivalents of $1,496,442 compared to cash and cash equivalents of $986,421 as of November 30, 2006, representing an increase in our cash and cash equivalents of $510,021. The increase in our cash balances compared to the prior year was primarily attributed to our ability to raise capital from the issuance of common stock and warrants, convertible debentures, and unsecured promissory note obligations and offset by our net loss from operations and capital expenditures for the acquisition of buses.

	November 30,		Increase/
	2007	2006	(Decrease)
Working capital
Current assets	$2,849,819	$1,653,064	$1,196,755
Current liabilities	11,850,039	5,243,702	6,606,337

Working capital deficit	$(9,000,220)	$(3,590,638)	$(5,409,582)

Our working capital deficit at November 30, 2007 was $9,000,220 compared to $3,590,638 as of November 30, 2006, representing an increase of $5,409,582. The increase in our working capital deficit was primarily related to an increase in accounts payable and accrued expenses, an increase in VAT and custom duty taxes payable to governmental agencies of Cameroon, and an increase in outstanding convertible debentures and other debt obligations. The increase in our liabilities was primarily attributable to securing borrowed funds to finance our capital expenditures for the acquisition of buses and for working capital purposes to fund our operating results.

	Nine Month Periods Ended
	November 30,		Increase/
	2007	2006	(Decrease)

Cash flows used in operating activities	$(1,450,697)	$(3,492,416)	$2,041,719
Cash flows used in investing activities	(2,142,608)	(740,547)	(1,402,061)
Cash flows provided by financing activities	5,089,747	4,621,744	468,003

Net increase in cash and cash equivalents	$1,496,442	$388,781	$1,107,661

Cash flows from operating activities

During the nine month period ended November 30, 2007, cash flows used in operating activities decreased by $2,041,719 to $1,450,697 compared to $3,492,416 in the prior year period. The decrease in cash flows used in operating activities for the nine month period ended November 30, 2007 compared to the prior year period is primarily due to a reduction in our net loss of $438,949 and non-cash charges to our net loss including a $1,259,950 increase depreciation and amortization expense and approximately $1,600,000 of non-cash finance costs including warrant expense, finance costs from beneficial conversion feature on debt obligations and non-cash interest charges.

Cash flows from investing activities

Cash flows used in investing activities were primarily attributed to $2,142,608 of cash used for the acquisition of buses used in operations and capital expenditures for the purchase of property and equipment to build out the Company’s infrastructure and operating facilities in Cameroon.

Cash flows from financing activities

Net cash provided by financing activities for the nine month period ended November 30, 2007 increased by $468,003 compared to the previous year period. The increase in net cash provided by financing activities during this period was primarily attributed to cash proceeds of $4,377,500 raised from the issuance of common stock and warrants from private placement offerings, cash proceeds of $1,150,000 raised from the issuance of unsecured promissory note obligations and $362,247 of cash flows from related parties.

Cash flows provided by financing activities for the nine months ended November 30, 2007 were offset by $800,000 of aggregate principal repayments on a capital lease obligation made to a related party during the current year.

The consolidated financial statements included in this Quarterly Report on Form 10-QSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $16,306,665 as of November 30, 2007 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements and equity financing.

We have been able to arrange debt facilities and equity financing to date. There can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital to fund current working capital requirements and future capital expenditures necessary to grow the business would materially affect our operations in the short term and expansion strategies. Currently, we are in negotiations with multiple parties to obtain additional financing, and the Company will continue to explore financing opportunities with additional parties.

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

During the nine month period ended November 30, 2007, we issued an aggregate of 8,755,000 shares of our common stock to accredited investors, a limited number of non-accredited investors and non-U.S. persons. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2008.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ RalphThomson
Name: Ralph Thomson
Title: President, Chief Executive Officer and Director

By:	/s/ Seid Sadat
Name: Seid Sadat
Title: Chief Financial Officer and Director