Form 10KSB/A
period 2007-02-28
Transnational Automotive Group, Inc.
filed 2008-05-20
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
 Amendment No. 1

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

Transitional Small Business Disclosure Format: Yes [   ] No [X]

Documents Incorporated by Reference: None

EXPLANATORY NOTE – AMENDMENT NO. 1 TO ANNUAL REPORT

On October 25, 2007, Transnational Automotive Group, Inc. (the “Company”) received correspondence from the Securities and Exchange Commission (the “SEC”) providing several comments (the “Staff Comments”) to the Company’s Form 10-KSB for the fiscal year ended February 28, 2007, which was filed on June 13, 2007. The Company hereby amends its Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007, to remediate the matters enumerated below pursuant to the SEC’s Staff Comments. This Amendment No. 1 does not result in a restatement of the Company’s financial condition or results of operations for the fiscal year ended February 28, 2007.

1.
The Staff Comments from the SEC noted that the disclosures contained in the annual report should indicate whether “any provisions for fuel subsidies have been recorded in the financial statements”. As a result, the financial statements of the Company have been amended to disclose the Company did not recognize any revenue from fuel subsidies during the fiscal year ended February 28, 2007.

2.
The Staff Comments also noted that Item 8A “Controls and Procedures” of the Annual Report should be revised and expanded to disclose how the Company’s management complied with the disclosure provisions of Item 308 and 208T of Regulation S-B related to Internal Control Over Financial Reporting. As a result, the Annual Report has been amended to set forth the required disclosure provisions pursuant to Item 308 and 308T of Regulation S-B related to Internal Control Over Financial Reporting.

3.
The Staff Comments also noted that the report of the Company’s predecessor auditor included in the Annual Report, as originally filed, made reference to the balance sheet as of February 28, 2006, while the Annual Report did not include disclosure of the balance sheet as of February 28, 2006. The Annual Report is being amended to exclude reference to the balance sheet as of February 28, 2006 in the report of the Company’s predecessor auditor, Pannell Kerr Forster.

4.
The Staff Comments from the SEC noted that the write-down of the excess of the purchase price of PAGI over the fair value of assets and liabilities assumed should have been recognized as an operating expense versus a non-operating expense, as had been reported in the statement of operations for the year ended February 28, 2006. The Annual Report is being amended to classify the write down of this goodwill as a component of operating expenses for the year ended February 28, 2006.

5.
The Staff Comments noted that the Annual Report, as originally filed, did not disclose the number of shares of common stock that were excluded from the Company’s earnings per share calculation due to antidilution. The Annual Report is being amended to disclose the potentially dilutive shares excluded from earnings per share as required by paragraph 49 of Statement of Financial Accounting Standards No. 128.

The Staff Comments also contained inquiries about other disclosure items contained in the financial statements. These items were discussed in a letter dated November 21, 2007 from the Company to the SEC. The explanations contained in the letter resolved the questions to the satisfaction of the SEC, and no changes were required with respect to these inquiries. A copy of the letter dated November 21, 2007 is attached hereto.

Except as otherwise expressly stated, this Amendment No. 1 does not reflect any events occurring after the filing of the original Form 10-KSB for the fiscal year ended February 28, 2007.

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

Operating expenses

Operating expenses for the years ended February 28, 2007 and 2006 were as follows:

			Percentage
			Increase/
	2007	2006	Decrease
OPERATING EXPENSES
Sales and marketing	$211,594	$10,238	1967%
General and administrative	5,330,174	634,907	740%
Amalgamation and merger costs	-	717,052	-100%
Depreciation and amortization	28,010	1,075	2506%
Foreign currency translation gain	22,745	-	100%
Deficiency in assets on acquisition of subsidiary company	-	160,571	100%
	$5,592,523	$1,523,843	267%

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

Other income (expense)

			Percentage
			Increase/
	2007	2006	Decrease
OTHER INCOME (EXPENSE)
Finance costs from beneficial conversion feature
on convertible debentures	$(1,003,050)	$-	$100%
Finance costs from issuance of warrants	(1,461,296)	-	100%
Loss on extinguishment of debt	(355,240)	-	100%
Interest expense	(445,922)	(668)	66655%
Loss on abandonment of fixed assets	1,662	-	100%
	$(3,263,846)	$(668)	$488500%

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on form 10-KSB. Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB, our chief executive officer and chief financial officer previously concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. Subsequently, we determined that we had a material weakness, as described below, in our internal control over financial reporting. Therefore, in connection with filing this amended Annual Report on Form 10-KSB/A, our principal executive officer and principal financial officer re-evaluated the effectiveness of disclosure controls and procedures and each concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting (as revised)

All internal control systems, no matter how well designed, have inherent limitations. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

During fiscal year 2007, and subsequent to the original issuance of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007, management identified accounting errors in its consolidated financial statements related to the incorrect accounting treatment of convertible debt with warrants in conformity with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, and the failure to account for accrued interest on outstanding unsecured promissory notes and convertible debentures during the quarterly periods ended May 31 and August 31, 2006. Additionally, management identified an accounting error for the failure to accrue for value added taxes and custom duty fees on the Company’s purchase of buses during the quarterly period ended August 31, 2006.

On June 25, 2007, our chief financial officer determined that our previously issued financial statements for the quarter ended May 31, 2006, included in our Quarterly Report on Form 10-QSB for the quarter ended May 31, 2007, and for the quarter ended August 31, 2006, included in our Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007, should be restated.

Under the supervision and with the participation of our senior management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the fiscal year ended February 28, 2006 (the “2006 Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the 2006 Evaluation Date that certain of our disclosure controls and procedures were not effective because of the aforementioned errors. In connection with the restatement, management evaluated the control failure that resulted in the aforementioned errors. As a result of this evaluation, management determined that a material weakness existed in internal control over financial reporting as of February 28, 2007. Specifically, management has concluded that the Company did not have adequate controls including management oversight related to the proper accounting treatment for convertible debt with warrants in conformity with generally accepted accounting principles. This weakness was the result of a material weakness in the design of internal control over financial reporting.

As a result of the material weakness, management of the Company, under the direction of its CEO and CFO, has revised their assessment of the effectiveness of internal control over financial reporting as of February 28, 2007. As a result of the revised assessment the Company’s management, including its CEO and CFO, concluded that its internal control over financial reporting was not effective as of February 28, 2007.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Remediation Activities

After identifying the material weakness subsequent to the original issuance of our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2007, management initiated changes to remediate the material weakness described above. We believe that, subsequent to February 28, 2007, we completed our remediation of the aforementioned material weakness in our internal control over financial reporting. The completed remediation measures included the implementation of appropriate controls related to accounting for all convertible debenture agreements with warrants that are within the scope of EITF 98-5 and EITF 00-27 to provide a written analysis of the appropriate accounting for these contracts or other arrangements and the review of our conclusions with qualified internal accounting personnel or third party accounting experts. In addition, we have provided our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters, including procedures for identifying and accounting for all liabilities incurred in connection with the acquisition of buses used in operations, including encumbrances for Value Added Taxes and custom duty fees.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended February 28, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ Seid Sadat
Name: Seid Sadat
Title: Interim Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seid Sadat	Interim Chief Executive Officer, Chief Financial Officer and Director	May 20, 2008
Seid Sadat

/s/ William Jacobson	Director	May 20, 2008
William Jacobson

/s/ Henry Huber	Director	May 20, 2008
Henry Huber

26

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Transnational Automotive Group, Inc. (formerly Apache Motor Corporation)
Woodland Hills, California

We have audited the consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) (a development stage company) for the year ended February 28, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Transnational Automotive Group, Inc. (formerly Apache Motor Corporation) for the year ended February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended February 28,
	2007	2006
NET REVENUE	$862,029	$-

COST OF REVENUE	1,047,280	-

GROSS LOSS	(185,251)	-

OPERATING EXPENSES
Sales and marketing	211,594	10,238
General and administrative	5,330,174	634,907
Amalgamation and merger costs	-	717,052
Depreciation and amortization	28,010	1,075
Foreign currency translation loss	22,745	-
Deficiency in assets on acquisition of subsidiary company	-	160,571

TOTAL OPERATING EXPENSES	5,592,523	1,523,843

OPERATING LOSS	(5,777,774)	(1,523,843)

OTHER INCOME (EXPENSE)
Finance costs from beneficial conversion feature
on convertible debentures	(1,003,050)	-
Finance costs from issuance of warrants	(1,461,296)	-
Loss on extinguishment of debt	(355,240)	-
Interest expense	(445,922)	(668)
Other	1,662	-
TOTAL OTHER EXPENSE	(3,263,846)	(688)

Loss before Minority Interest	(9,041,620)	(1,524,511)

Minority interest in loss of subsidiary	530,901	81,131

NET LOSS	$(8,510,719)	$(1,443,380)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.20)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	42,877,300	50,057,143

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

				Common			Total
	Common Stock		Treasury	Stock	Additional Paid-In	Stockholders'	Stockholders'
	Shares	Amount	Stock	Subscribed	Capital	Deficit	Deficit
Balance, February 28, 2005	54,210,688	$54,211	$-	$-	$994,775	$(1,117,547)	$(68,561)
Cancellation of shares	(28,210,688)	(28,211)	-	-	29,452	-	1,241
Issued to acquire subsidiary	24,000,000	24,000	-	-	-	-	24,000
Share issuance by subsidiary	-	-	-	-	1,000,418	-	1,000,418
Issued for settlement of loan from subsidiary
subsidiary	400,000	400	-	-	99,600	-	100,000
Shares held by subsidiary	-	(400)	-	-	(99,600)	-	(100,000)
Shares purchased by subsidiary	-	-	(100,000)	-	-	-	(100,000)
Common shares subscribed	-	-	-	100,000	-	-	100,000
Issued for cash	285,715	286	-	-	99,714	-	100,000
Subscribed for cash - not issued	-	400	-	-	99,600	-	100,000
Net loss	-	-	-	-	-	(1,443,380)	(1,443,380)
Minority interest in subsidiary	-	-	-	-	(340,550)	-	(340,550)
Balance, February 28, 2006	50,685,715	50,686	(100,000)	100,000	1,883,409	(2,560,927)	(626,832)
Cancellation of shares	(18,000,000)	(18,000)	-	-	18,000	-	-
Issuance of common stock subscribed	285,715	286	-	(100,000)	99,714	-	-
Issuance of common stock for convertible
convertible notes, including interest	588,036	588	-	-	272,096	-	272,684
Issuance of common stock for cash	1,915,572	1,915	-	-	870,156	-	872,071
Issuance of stock from private
placement offering	750,000	750	-	-	374,250	-	375,000
Issuance of common stock in
exchange for extinguishment of debt	332,000	332	-	-	437,908	-	438,240
Beneficial conversion feature related
to issuance of convertible notes	-	-	-	-	1,003,050	-	1,003,050
Issuance of warrants in connection
with issuance of convertible notes	-	-	-	-	2,777,950	-	2,777,950
Capital contributions from minority
shareholders, net of minority interest	-	-	-	-	528,518	-	528,518
Net loss	-	-	-	-	-	(8,510,719)	(8,510,719)
	36,557,038	$36,557	$(100,000)	-	$8,265,051	$(11,071,646)	$(2,870,038)

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

The excess of the purchase price over the fair value of the net assets acquired ($160,571) was recorded as goodwill. In accordance with SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually. As of February 28, 2007, the Company impaired the entire goodwill of $160,571.

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

Foreign Currency Translation
All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. Based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, the Company considers the U.S. dollar to be its functional currency, given that the majority of all funds used in operations through the end of February 28, 2007 were funded in U.S. dollars. In determining the Company’s functional currency, management considered various factors and economic indicators including: 1) The majority of the Company’s operating expenses during the fiscal year-ended February 28, 2007 were denominated in US currency; 2) the Company’s acquisition financing of the buses were denominated in US currency; and 3) the cash flows generated by the Cameroonian subsidiaries’ operations were not sufficient to service the Company’s existing debt obligation without cash infusions from the US Parent company.

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

Through the end of the fiscal year ended February 28, 2007, the majority of the Company’s revenues were derived from the sale of tickets for its inter-city and city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. During the fiscal year ended February 28, 2007, the Company did not recognize any revenue for fuel subsidies provided by the government of Cameroon, since the Company had not, as of February 28, 2007, formalized a subsidy agreement with the government of Cameroon and no subsidies were received from the government of Cameroon through February 28, 2007.

Organization and Start Up Costs
Costs of start up activities, including organization costs, are expensed as incurred.

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the years ended February 28, 2007 and 2006, were anti-dilutional and, therefore, excluded from the calculation of net loss per share. The following potential common shares have been excluded from the computation of diluted net loss per share for each of the fiscal years ended February 28, 2007 and 2006 because the effect would have been anti-dilutive:

	Year ended February 28,
	2007	2006

Shares to be issued upon conversion of convertible debentures	7,538,954	-
Warrants granted	8,789,624	-
Total	16,328,578

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

Impairment of Goodwill
Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS No. 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS No. 142.

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

The effective interest rate on aggregate convertible debentures inclusive of the amortization of the benefit on conversion and the amortization of the fair value of the warrants for the year ended February 28, 2007 was 73%.

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

As of February 28, 2007, an aggregate of $825,000 was borrowed from Tov. These borrowings were advanced in two separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and are due on May 12, 2007, including unpaid interest. As of February 28, 2007, an aggregate of $17,591 of accrued interest was owed to the trust under these unsecured promissory obligations. The interest expense for the year ended February 28, 2007 under this related party obligation was $17,591.

During the current fiscal year ended February 28, 2007, Tov advanced TAUG an additional $1,020,000. On November 7, 2007, our Board of Directors issued a resolution that resulted in the settlement of these advances through the issuance of a 7% convertible debenture to the Trust. Under the terms of the agreement, at the election of the Trustee, Tov could convert these debentures into 2,240,143 shares of common stock. We also issued Tov warrants to purchase an additional 2,240,143 shares of common stock of TAUG, exercisable $1.50 per share. Through the end of our fiscal year ended February 28, 2007, the trustee of Tov had not exercised his conversion election on behalf of the debentures owned by the trust. As of February 28, 2007, an aggregate of $22,182 of accrued interest was owed to Tov under this convertible debenture. The interest expense for the year ended February 28, 2007 under this related party obligation was $22,182.

On March 24, 2006, Our Chief Financial Officer, Seid Sadat, advanced the Company $150,000 in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors. Under the terms of the subscription agreement, Mr. Sadat’s debentures are convertible into 336,022 shares of common stock. In connection with the subscription agreement, Mr. Sadat was also issued warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. Through the end of our fiscal year ended February 28, 2007, Mr. Sadat had not exercised his conversion election under the subscription agreement. As of February 28, 2007, an aggregate of $9,963 of accrued interest was owed to Mr. Sadat under this convertible debenture. The interest expense for the year ended February 28, 2007 under this related party obligation was $9,963.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The components of the income tax provision are as follows:

Year ended February 28,
		2007		2006
Current:	$		$
Federal		-		-
State		800		-
Cameroon		-		-
Total		800		-

Deferred
Federal		-		-
State		-		-
Cameroon		-		-
Total		-		-
Total Income Tax Provision
		$800		$-

Significant components of deferred income taxes as of February 28, 2007 are as follows:

	Year ended February 28,
	2007	2006
Federal statutory rate	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40)%	(40)%
Foreign income tax, Cameroon	(38.5)%	(38.5)%
Change in valuation allowance	38.5%	38.5%
Tax expense at actual rate	-	-

Net operating losses		$2,728,825
Temporary differences		244,014
Valuation allowance		(2,972,839)
Net deferred tax		-

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