Form 10-K
period 2008-02-29
Transnational Automotive Group, Inc.
filed 2008-06-13
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33149

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
(formerly Apache Motor Corporation)
(Name of Small Business Issuer in Its Charter)

Nevada
(State or other jurisdiction of incorporation or organization)	76-0603927
(I.R.S. Employer Identification Number)
21800 Burbank Blvd., Suite #200
Woodland Hills, CA 91367	(818) 961-2727
(Address of Principal Executive Offices)	(Registrant's phone number)

Securities registered under Section 12(b) of the Act:	None
Securities registered under Section 12(g) of the Act:	Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[ x ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Registrant's revenues for its most recent fiscal year: $8,165,139

As of June 12, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $25,372,128 based on the closing trade reported on the NASD Over-the-Counter Bulletin Board
National Quotation System. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the Company.

As of June 12, 2008, the Registrant had 51,679,036 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes [ x ] No  [    ]

Documents Incorporated by Reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain “forward-looking statements” and information relating to Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (“TAUG”) that are based on the beliefs and assumptions made by TAUG’s management, as well as on information currently available to the management. Words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements in this Report reflect the current views of TAUG with respect to possible future events and financial performance. Such forward-looking statements involve risks and uncertainties. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks and uncertainties under the caption “Risk Factors” in Item 1 in this Report and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document and the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances that occur after that date. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in the Company’s other filings made from time to time with the Securities and Exchange Commission. The safe harbor provisions of the Private Securities Reform Act of 1995 are not available to the Company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Transnational Automotive Group, Inc. ("The Company" or “TAUG”) was incorporated April 2, 1999 in the State of Nevada as Vitaminoverrun.com Corp. and in August 2001 changed its name to Apache Motor Corporation Inc. In November 2005, the Company changed its name to Transnational Automotive Group, Inc.

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

On December 11, 2005, the Board of Directors of the Company approved amendments to the Articles of Incorporation of Apache Motor Corporation to (1) change the name to Transnational Automotive Group Inc., and (2) to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and to increase the number of authorized shares of preferred stock from 20,000,000 to 100,000,000.

On January 12, 2006, the Company changed its name from Apache Motor Corporation to Transnational Automotive Group, Inc. The new stock symbol is TAMG.

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

Our current operations involve providing mass bus transit systems operated by our subsidiaries in Cameroon, Africa. Unless the context otherwise requires, references to the “Company”, “Transnational Automotive Group, Inc.”, “we”, “our”, or “us” mean Transnational Automotive Group, Inc. and it’s wholly-owned and majority-owned subsidiaries.

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. Since the signing of the October 2005 agreement, we have created a wholly owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its 66%-owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus”, officially commenced urban bus operations in Yaoundé on September 25, 2006. LeBus started its first-phase operations with an initial fleet of 17 buses for the Yaoundé metropolis, on two operational routes of the 25 approved bus routes. In May 2007, we acquired an additional 30 city buses, which created four additional bus routes. LeBus is currently transporting approximately 900,000 to 1,000,000 passengers per month.

On December 18, 2006, TAUG-C launched its 100%-owned inter-city transportation-operating subsidiary, LeCar Transportation Corporation (SARL), known as “LeCar”. Our inter-city operations are presently comprised of a fleet of 15 coach buses and is presently currently transporting 28,000 to 30,000 passengers monthly and generating approximately $380,000 per month in aggregate revenue from ticket revenue, food and drink sales and ancillary revenue. Like LeBus, LeCar has received excellent support from the media and from Cameroon’s citizens, as indicated in the noteworthy success of the launch of operations. LeCar has also impressed Cameroon government leaders for its reliability and quality of service, and enjoys the support of the nation’s highest officials.

On March 7, 2008, Ralph Thomson stepped down as our chief executive officer and resigned from his position as a director of the company. Seid Sadat, our current chief financial officer, became our acting chief executive officer effective March 7, 2008. We are currently in the process of finding a replacement for Mr. Thomson.

Our principal executive offices are located at 21800 Burbank Blvd. Suite 200, Woodland Hills, CA 91367, and our telephone number is (818) 961-2727. We were incorporated in Nevada in April 1999. We maintain a website at www.transauto-group.com. The reference to our worldwide web address does not constitute incorporation by reference into this report of any of the information contained on our website.

Operations

We generate revenue principally as follows:

Bus Fares – Urban City Transporation System (“LeBus”): The majority of our revenues from our urban bus transportation company, LeBus, are derived from ticket fares charged to customers. Ticket fares for our urban bus operations approximate .30 USD per rider.

Cash Subsidies: Our urban bus operation, LeBus, currently receives cash subsidies from the government of Cameroon. These subsidies are provided under a non-formal commitment by the Cameroonian government. We are presently in negotiation with the government to formalize the terms of our subsidy arrangement.

Bus Fares – Inter-City Transportation System (“LeCar”): The majority of our revenues from our inter-city bus transportation company, LeCar, are derived from the sale of one-way and round-trip bus fares between the cities of Yaoundé and Douala. One-way and round-trip ticket fares currently approximate $12.50 ($US) and $23.00 ($US), respectively, per passenger aboard our inter-city bus routes.

Food and beverage: As an accommodation to our passengers, we sell food and non-alcoholic beverages on our inter-city bus route between the cities of Yaoundé and Douala. Sales of food and beverages represent less than 5% of our aggregate revenue.

Postage and mail: Cameroon does not maintain any formal or well-organized postal services. To address the needs of courier services, we have collaborated with several leading express delivery companies for the transport of mail and small freight aboard our inter-city bus line, LeCar. These courier services compliment our existing bus operations and provide an additional revenue stream at minimal additional cost to our operations. Revenue generated from our courier services represents less than 1% of our total revenue.

Other ancillary revenue: We are working on various programs to accelerate our revenue growth. These programs include providing bus transportation services to corporate clients and universities. In addition, we are working with various agencies to utilize our buses in marketing and advertising campaigns. Revenue from these other ancillary sources comprised less than 5% of our aggregate revenue.

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

Across Sub-Saharan Africa
A number of Sub-Saharan African countries have approached TAUG for discussions pursuant to investigating, planning and – in some cases – beginning transportation-related operations with central or regional/state/provincial governments and private sector partner entities. These initial indications of interest (mainly derived from public and private sector observation of the Company’s successful 2006 launches of urban and inter-city bus transportation systems in Cameroon) come from a variety of African geographies and language groups representing West, Central and East African locations and French, English and Portuguese-speaking areas. Although we have had communications with several governments from other African nations, we have not entered into any formal or otherwise binding agreements with these respective host countries.

Other Opportunities

Concurrent with establishing and operating mass transit systems in leading African commercial and population centers, we are also positioning the Company for expansion into additional African markets and industry sectors. The Company’s vision is to exploit opportunities in other markets, including but not limited to bio-diesel fuels and other alternative energy sources to generate new sources of revenue and profits. To date, we have had preliminary discussions with investors and government officials from several African nations on establishing various energy related projects.

Business Strategy and Market Opportunity

Emerging countries that pursue political stability and a dynamic, growth-oriented economy require a reliable, sustainable source of food, adequate housing, readily available medical treatment, an expanding job market, and an open system for educating children and the work force. Progress in these vital areas requires a sustainable, affordable, and reliable transportation infrastructure.

Establishing a sustainable mass transportation system is capital-intensive and requires systemic technical and management expertise. The acute need for affordable transportation infrastructure in developing countries, coupled with the lack of financial resources and management expertise within these countries, has created a unique opportunity for the Company.

We have developed a strategy that combines our management knowledge of transportation and business systems with our ability to create an infrastructure network essential to these developing countries.

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

1.

Partnering with the Government: As part of the October, 2005 agreement, the Cameroon Government (“Government”) is responsible for supplying TAUG with adequate depot facilities for the urban bus system as well as improving the road network. This has enabled TAUG to reduce its capital needs that would have been required to purchase and then develop these facilities and this infrastructure. Additionally, we are in negotiations with the Government to allow TAUG to import the city buses into the country tax and duty-free. This reduces the landed value of these vehicles significantly, as duty fees in Cameroon can be up to 60% of the underlying cost of the buses.

2.	Sourcing high quality, less expensive buses from China: The Company has sourced quality buses from China that are significantly less expensive than comparable US or European vehicles.

3.	Seeking competitive financing: TAUG is seeking to keep its cost of capital at a minimum to enable the Company to use cash flow to help fund its growth.

Minimizing operating costs: There are three main components to keeping operational costs as low as possible to enable TAUG to offer competitive fares.

1.

Negotiated tax abatements from the Government: The Government of Cameroon has requested that we offer a “socially acceptable” fare of 150 CFA (currently $0.30 - $0.35 $US) for our urban bus operations. To enable such a low fare, we are currently in negotiations with the Government to offer TAUG negotiated tax abatements and and/or subsidies, including but not limited to a 30 percent reduction in the cost of fuel as well as a waiver from Value Added Tax (VAT) on the ticket price.

2.

Implementing technology: The Company will be implementing several business automation technologies such as accounting, payroll, and HR software tools to reduce administrative costs. In addition, we anticipate implementing a “smart fare card” technology to eliminate the handling of enormous volumes of cash and coin, thus reducing the need for a large cashier staff and for ticket sellers on board the buses.

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

Funding Our Business Plan

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, the expenses of implementing the Company's business plan will exceed the Company's current resources. The Company will have to obtain additional funding through an offering of its securities or through capital contributions from its stockholders. Presently, no formal commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company, if at all.

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

In Cameroon, the Company has incorporated three subsidiaries. These subsidiary companies are subject to the laws and regulations of the Republic of Cameroon. Additionally, Cameroon is a signatory to the Organization for the Harmonization of Business Law in Africa or the OHADA treaty. International business disputes or arbitration are conducted in the OHADA courts located in the Ivory Coast.

Competition

In connection with our partnership with the government of Cameroon, LeBus is the exclusive provider of intra-city bus operations in Yaoundé. We anticipate having exclusive rights to all intra-city bus lines we operate throughout Cameroon’s major metropolitan regions.

Our inter-city bus operation, LeCar, is not government subsidized and operates in the free market. There are other inter-city bus providers within Cameroon with whom we compete.

Employees

As of February 29, 2008, the Company had approximately 750 employees, with over 85% of these employees involved directly in operations, primarily as drivers, cashiers, mechanics, and bus monitors. The Company utilizes part-time and full-time outside consultants and contractors for operational purposes.

Risk Factors

An investment in TAUG securities is highly speculative and extremely risky. You should carefully consider the following risks, in addition to the other information contained in this report, before deciding to invest in TAUG securities.

We have a history of losses and negative cash flows from operations.

We have experienced significant operating losses since our inception including losses of $7,304,540 in our fiscal year ended February 29, 2008 and $8,510,719 in our fiscal year ended February 28, 2007. Our cash flow may not be sufficient to satisfy our operations. These losses, among other things, have had and will have an adverse effect on our stockholders’ equity and working capital. Furthermore, we cannot predict whether our current or prospective activities will ever generate enough revenue to be profitable. To be able to service our debt obligations and purchase commitments, we must generate significant cash flow and obtain additional debt and equity financing. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations. In this event, our investors would be susceptible to losing most if not all of their investment in TAUG.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended February 29, 2008, which states “The Company has incurred a significant loss and has a working capital deficit which together raise substantial doubt as to its ability to continue as a going concern.”

We cannot predict our future capital needs and may not be able to secure additional financing.

We have an accumulated deficit of $18,376,186 at February 29, 2008 and have been continually dependent on the funding of our working capital requirements through the issuance of convertible debentures, unsecured promissory note obligations and common stock and warrants. Additionally, we have relied on cash infusions from related parties to fund our capital expenditures as well as working capital requirements.

To implement our business strategy, we will need to obtain additional financing. Our future capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary businesses. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or obtain funding through long-term secured promissory note obligations. We are currently seeking additional financing to meet our short-term and long-term liquidity requirements, although there can be no assurances that such financing will be available, or if available, that it will be on terms acceptable to us. In addition, any additional financing will likely result in significant dilution to our existing stockholders.

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

Our business model is predicated upon obtaining favorable tax concessions and subsidies, which are not guaranteed.

The success of our intra-city bus operations known as “LeBus” is predicated upon obtaining favorable tax abatements and subsidies from the government of Cameroon in exchange for providing our city mass transit system in the city of Yaoundé. To date, we have not entered into a formal agreement with the government that ensures these tax abatements and subsidies will be provided. In the event we are unable to negotiate successfully for these subsidies and tax abatements, there is a great likelihood that our business model may not be able to achieve profitability.

Changes in interpretations of existing, or the adoption of new legislation, regulations or other laws could adversely affect our operations.

Our business is subject to numerous laws regulating safety procedures, equipment specifications, employment requirements, environmental procedures, insurance coverage, and other operating issues. These laws are constantly subject to change. The costs associated with complying with the adoption of new legislation, regulations or other laws could adversely affect our results of operations.

We may in the future incur impairment charges that materially adversely affect our earnings and our operating results.

Our total assets include substantial capital expenditures for our fleet of buses used in operations. In accordance with FASB Statement

No. 144, on an annual basis, and more frequently as required, we assess whether indicators of impairment are present and perform the necessary analysis to ensure the carrying value of our capitalized fleet of buses exceeds its fair value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale, or disposition of significant assets or other factors. If future operating performance at our business does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for impairment of buses. The recognition of an impairment of a significant portion of our net book value would adversely affect our results of operations and total capitalization, the effect of which could be material and could cause our stock price to decline.

Supplier Concentrations

We are dependent on a limited number of qualified suppliers of manufactured buses and spare parts. This dependence could lead to delays, lost revenue or increased costs. Because we depend on a limited number of suppliers for the buses and spare parts used in our operations, our future operating results may be impacted negatively by any number of factors including, but not limited to: an increase in the price of buses and spare parts acquired in the future, the financial viability of our suppliers, the failure of our suppliers to remain in business, or their failure to meet our quality requirements.

One oil company, Texaco, supplies substantially all of our fuel used in our operations. The results of our operations would be negatively impacted in the event of any fuel supply disruptions.

Dependence on Key Management Personnel

We lack the goodwill of an established business and therefore rely on individual members of current management to create business strategies, relationships, and developing operating efficacies necessary for growth. Our success is substantially dependent on the performance of our senior management and key personnel. There are presently no management or key employees bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not currently hold key personnel life insurance policies on any of our key employees. We believe that the loss of the services of any our executive officers or other key employees and personnel could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty attracting and retaining qualified, highly skilled personnel, including accounting and finance personnel.

We expect the expansion of our business to place a significant strain on our managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical, and other personnel to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified personnel on a timely basis, on competitive terms, or at all. Our inability to attract and retain the necessary technical and other personnel would have a material adverse effect on our business, financial condition, and results of operations.

In anticipation of the expected growth of our operations, we will be required to improve existing or implement new operational and financial systems, procedures and controls. To manage this growth, we will need to expand, train, and manage our employee base. We will also need to expand our accounting, administrative and operations staff. There can be no assurance that our current and planned personnel, systems, procedures, and controls will be adequate to support our future operations or that management will be able to hire, train, retain, motivate, and manage required personnel.

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

Our efforts to sell into the African markets create a number of logistical and communications challenges. Additionally, we purchase certain materials from international sources, and in the future, we may decide to move certain manufacturing functions to, or establish additional manufacturing operations, international locations. Purchasing, manufacturing, and selling products internationally expose us to various economic, political, and other risks, including the following:

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

Terrorism

Terrorist attacks may adversely affect our business and operating results. The continued threat of terrorist activity and other acts of war or hostility have created uncertainty for westerners and foreign companies operating in Africa, which has significantly increased the political, economic, and social instability in the geographic region in which we operate. Acts of terrorism, either domestically or abroad, could create further uncertainties and instability. To the extent this results in disruption of our business operations or our ability to obtain additional financing for our current and future working capital requirements, our business, operating results and financial condition could be adversely affected.

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

Significant Estimates

We have made and continue to make a number of estimates and assumptions relating to our consolidated financial reporting. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ, and the difference may be material, from our estimates. Key estimates and assumptions for us include reserves for depreciation, accruals for custom duty, VAT taxes, and other contingencies, and provisions for fuel subsidies.

Competition

The inter-city bus transportation market is competitive and the market is very sensitive to the ticket fares charged on our bus routes between the cities of Yaoundé and Douala. Additionally, there can be no assurance that the government of Cameroon will not elect to partner with other companies to provide mass transit systems for its intra-city/metro transportation requirements.

Internal Controls and Procedures

Through the end of our fiscal year ended February 29, 2008, our internal controls and procedures have not been audited for compliance with Section 302 of the Sarbanes-Oxley Act of 2002. If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

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

A large number of common shares are issuable upon exercise of outstanding warrants, which, upon exercise, would result in the substantial dilution of our common shares.

In connection with private placement offerings, as of February 29, 2008, we had outstanding warrants to purchase 15,692,273 common shares at a weighted average exercise price of $1.50 per share. To the extent that the warrants for our common stock are exercised or we issue additional convertible debentures, common stock or warrants, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities, convertible instruments or other long-term sources of borrowing. In the event of the exercise of these warrants, you could suffer substantial dilution of your investment in terms of your percentage ownership in us as well as the book value of your common shares. Exercise of the 15,692,273 existing warrants issued in connection with our private placement transactions would result in approximately 23% net dilution in existing shareholders’ percentage ownership as well as in the book value of our common shares as of February 29, 2008.

Substantial future sales of our common stock by us or our existing shareholders could cause the trading price of our common stock to fall.

Sales by existing stockholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the trading price of our common stock to drop. Likewise, the issuance of shares of common stock upon the issuance of additional convertible debt or equity financings or other share issuances by us could adversely affect the trading price of our common stock.

The concentration of ownership of our common stock gives a few individuals significant control over important policy and operating decisions.

As of February 29, 2008, certain members of our officers’ and directors as a group collectively owned and control approximately 15% of the common stock of TAUG. Although senior management does not control a majority of all outstanding shares, their collective ownership would give them a strong advantage in regards to electing board members and other matters requiring shareholder approval. In addition, through control of the board of directors and voting power, they may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional equity securities), and the acquisition or disposition of our assets. In addition, the concentration of voting power in the hands of those individuals could have the effect of delaying or preventing a change in control of our company, even if the change in control would benefit our stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 21800 Burbank Blvd., #200, Woodland Hills, California, 91367 and are leased by the Company on a month-to-month basis.

Our intra-city bus operating facilities in Yaoundé, Cameroon consist of a bus depot facility, which also houses our administrative, sales and maintenance departments. This bus depot facility is used by our majority-owned intra-city transportation company, Transnational Industries – Cameroon, S.A., known as “LeBus”, and has been provided to us by the Yaoundé Urban Council, a governmental agency of Cameroon, which is also a minority shareholder in LeBus. This facility comprises approximately 232,000 square feet of space. Through February 29, 2008, we have invested approximately $138,000 in building improvements on this bus depot. This facility is not owned by us, but is being provided for our use by the Yaoundé Urban Council rent-free. We are currently working with the government to have title to this property deeded to our subsidiary in Cameroon.

Our operating facilities for our wholly-owned inter-city bus company, LeCar Transportation Agency (“LeCar”), are comprised of two sales agency facilities and an office building used by LeCar’s corporate, sales and administrative staff. One of LeCar’s agency facilities is situated on the grounds of a large hotel in Douala, Cameroon and has been leased to LeCar under an agreement expiring December 2008. The second agency facility is located in Yaoundé and comprises approximately 86,000 square feet. This agency facility is leased under a 20-year non-cancelable operating lease agreement, expiring in 2027. LeCar’s Yaoundé-based corporate and administrative office is comprised of approximately 5,000 square feet and is leased under an operating lease agreement expiring in October 2008. Through the end of our fiscal year ended February 29, 2008, we have invested approximately $280,000 in construction costs related to upgrading and refurbishing LeCar’s facilities under lease.

In addition to our operating facilities in Cameroon, we also lease, on a month-to-month basis, a personal residence in Yaoundé used by certain members of our senior management and Ex-pats.

ITEM 3. LEGAL PROCEEDINGS

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

On September 12, 2007, our subsidiary, Transnational Automotive Group, Cameroon S.A (“LeBus”), was named a defendant in a breach of contract claim brought forth by our former ad agency, Nelson Cameroun (“Nelson”). The complaint alleges the Company wrongfully terminated its contract with Nelson prior to its expiration. The plaintiff was seeking damages of $300,000, representing amounts owed by the Company pursuant to the terms of the ad agency contract. LeBus filed a counter-suit against Nelson alleging breach of good faith, breach of contract, fraud, misrepresentation, and negligence and breach of fiduciary duty. We are seeking unspecified amounts as compensatory damages pursuant to its cross-complaint. We have reserved $64,651, representing the entire accounts receivable balance due from Nelson as of February 29, 2008 pursuant to the terms of the ad agency agreement prior to its termination. We have not provided for any loss contingencies, in the event of an unfavorable outcome.

On November 8, 2007, our subsidiary, LeCar Transportation Corporation, S.A. (“LeCar”), was named a defendant in a wrongful termination complaint involving several disgruntled former employees of LeCar who were terminated by the Company during 2007. The plaintiffs, which include LeCar’s former general manager, are seeking unspecified amounts in compensatory damages, including deferred compensation, and punitive damages. We believe the complaints are without merit and intend to vigorously defend against the allegations brought forth by these complaints and to pursue all available legal remedies. The complaints are currently under review by the Labor board in Cameroon. Under Cameroonian law, the cases are first investigated by the Labor Board Division and subsequently referred to the higher courts based on the merits of the respective complaints. Discovery is still being completed and therefore management is unable to determine or predict the outcome of these claims or their respective impact, if any, on the Company’s financial condition or results of operations. Accordingly, we have not recorded a provision for these matters in our financial statements.

In the ordinary course of business, we may become a party to legal or regulatory proceedings resulting from litigation, claims or other disputes. There can be no assurance that one or more future actions, if they occur, would not have a material adverse effect on the business. No accruals for potential losses for litigation are recorded as of February 29, 2008, in accordance with SFAS No. 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The price of our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “TAMG”.

The table set forth below reflects the reported high and low bid prices of our common stock for each quarter for the periods indicated as reported by the OTCBB. Such prices are inter dealer prices without retail mark ups, markdowns, or commissions and may not represent actual transactions.

		Closing Bid
		High	Low
Year	Quarter
2008	March 1, 2007 - May 31, 2007	$1.33	$0.76
	Jun 1, 2007 - August 31, 2007	1.74	1.12
	September 1, 2007 - November 30, 2007	1.31	0.40
	December 1, 2007 - February 29, 2008	0.75	0.25

2007	March 1, 2006 - May 31, 2006	$5.45	$2.08
	Jun 1, 2006 - August 31, 2006	2.32	1.36
	September 1, 2006 - November 30, 2006	1.45	0.55
	December 1, 2007 - February 28, 2007	1.35	0.70

Stockholders

As of June 12, 2008, there were 51,679,036 shares of our common stock outstanding, owned by approximately 505 holders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, Inc., 2939 N 67th Place, Suite C, Scottsdale, Arizona 85251. Our transfer agent’s telephone number is (480) 481-3940.

Dividend Policy

We have never declared or paid any cash dividends, and we do not expect to pay any cash dividends in the foreseeable future. We intend to retain and reinvest any earnings, if any are achieved, in the continued development and operation of our business. Any payment of dividends would depend upon the Company's pattern of growth, profitability, financial condition, and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plans

None.

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

During the years ended February 29, 2008 and February 28, 2007, investors converted $2,498,500 and $262,500, respectively, of convertible debentures and $118,731 (2008) and $10,184 (2007) of related accrued interest into 5,596,998 (2008) and 588,036 (2007) shares of our common stock. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

On November 21, 2006, we issued 332,000 shares of our common stock in exchange for the extinguishment of $83,000 of debt owed to a creditor. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) of the Securities and Exchange Commission.

During the years ended February 29, 2008 and February 28, 2007, we sold 8,755,000 (2008) and 750,000 (2007) shares of our common stock at a purchase price of 0.50 per share for aggregate proceeds of $4,377,500 (2008) and $375,000 (2007). These shares were sold pursuant to a Private Placement Memorandum (PPM) to accredited investors dated January 17, 2007. As part of the private placement, the investors were issued five-year warrants to purchase up to an aggregate of 8,755,000 (2008) and 750,000 (2007) shares of our common stock, at a fixed exercise price of $1.50 per share. The warrants are not on a “cash-less” basis and holders will be required to pay us $1.50 to exercise each warrant. Offering costs associated with the sale of common stock and warrants issued in connection with our PPM were $183,125 during the year ended February 29, 2008.

During the year ended February 29, 2008, the Company recognized an aggregate of $292,000 (including $232,900 to a related party) of deferred finance costs in connection with the issuance of 270,000 (including 170,000 to a related party) shares of the Company’s common stock to various holders of unsecured promissory note obligations.

In aggregate, we issued 14,621,998 and 3,871,323 shares of our common to accredited investors, a limited number of non-accredited investors and non-U.S. persons during the years ended February 29, 2008 and February 28, 2007, respectively. These shares were not registered pursuant to exemptions provided under Regulation S (“Reg. S”) and Rule 506 of Regulation D (“Reg. D”) of the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis about our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes. This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which is subject to risks and uncertainties. Words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements reflect our current views with respect to possible future events and financial performance. All of these forward-looking statements involve risks and uncertainties. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-

looking statements. We discuss some of the risks that could cause such differences in Item 1. Risk Factors in this Annual Report on Form 10-K. You should not unduly rely on these forward-looking statements. Our forward-looking statements speak only as of the date of this document and the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances that occur after that date.

Overview

We are a public transportation company headquartered in Los Angeles, California with operating entities in Cameroon. Our current business efforts focus on establishing and operating mass bus transit systems in the two major cities in Cameroon: Yaoundé, the capital city of Cameroon, and Douala, the largest city and economic capital of Cameroon. We have partnered with the government of Cameroon to establish these mass transit systems. Our mission is to become a leading transportation provider in Cameroon and other sub-Saharan African countries through the operations of our urban and rural transportation systems. Our current operations are comprised of providing inter-city bus transportation services between the cities of Yaoundé and Douala and city bus services in Yaoundé.

Urban bus operations (“LeBus”)

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. Since the signing of the October 2005 agreement, we established a wholly-owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its majority owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus” officially commenced urban bus operations in Yaoundé on September 25, 2006. Our urban transportation system is currently comprised of 47 city buses, which serve six bus lines in Yaoundé.

Inter-city bus operations (“LeCar”)

LeCar is the brand name given to the Company’s inter-city coach bus operations in Cameroon. On December 8, 2006, we formed a wholly-owned subsidiary, LeCar Transportation Corporation, S.A. (”LeCar”).

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and Douala. LeCar has experienced a significant increase in ridership and ticket revenue since the launch of its operations. With a current fleet of 15 coach buses, LeCar is currently transporting approximately 30,000 passengers monthly and generating approximately $380,000 in monthly revenues from its inter-city bus operations.

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

Use of estimates

The consolidated financial statements the include accounts of our Company and all of our wholly-owned and majority-owned subsidiaries in Cameroon. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates, and the difference could be material from these estimates.

Revenue and expense recognition

The majority of our revenues are derived from the sale of tickets for our inter-city and city bus operations. We recognize revenue from the sale of bus tickets when the transportation services are provided. We also derive revenue for our city bus operations from cash subsidies provided by the government of Cameroon. Revenue from government subsidies is recognized as revenue when earned and when collection is reasonably assured. Selling, general, and administrative costs are charged to operations as incurred.

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

Impairment of long-lived assets

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

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that this Statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement;
b)	The date that adoption is required; and
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management does not believe SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, management does not expect the adoption of SFAS No. 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No. 141(R) to have a significant impact on its financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Management does not expect this Statement to have an impact on its financial condition or results of operations.

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact our financial statements.

RESULTS OF OPERATIONS

For the fiscal years ended February 29, 2008 and February 28, 2007

Revenue

The following table presents revenue by category:

	For the years ended		Percentage
	February 29,	February 28,	Increase/
	2008	2007	Decrease
Ticket sales	$6,125,171	$946,395	547%
Government subsidies	1,648,438	-	-
Ancillary revenue	391,530	76,191	414%
Total revenue	$8,165,139	$1,022,586	698%

Total revenue increased $7,142,553 or 698 % for the year ended February 29, 2008 as compared to the year ended February 28, 2007. The increase in revenue over the prior year was attributed to the commencement of our intra-city bus operations, LeBus, on September 25, 2006, and our inter-city bus operations on December 18, 2006. The increase in revenue during the current year was also attributed to the addition of 30 city buses during the current year and $1,648,438 of government subsidies received in the current year compared to no government subsidies received in the prior year. Ancillary revenue is primarily comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We had 47 city buses and 15 coach buses, respectively, in operations during the year ended February 29, 2008.

During the year ended February 29, 2008, we received cash subsidies from the government of Cameroon for our city bus operations, LeBus. The government of Cameroon is a 34% shareholder in LeBus. Revenue from government subsidies are comprised of cash received from the government of Cameroon to help fund the operating costs of our city bus operations. We recognize revenue from government subsidies when the services have been performed and when collection is reasonably assured. While we have not negotiated a formalized subsidy program with the Cameroonian government, the amount of cash subsidies received during the current year was based on specified subsidies requested by management. We anticipate that future cash subsidies to be provided by the government of Cameroon will increase based on the expansion of our city bus operations in Yaoundé and other major cities within Cameroon. We are actively working with high-ranking government officials to formalize subsidy and tax exoneration agreements with the government for our city bus operations.

Although we anticipate that revenue from ticket sales and government subsidies will continue to grow, our future revenue growth is subject to fluctuations and is dependent to a significant degree upon the following factors: (i) the expansion of our bus fleet to expand our current bus lines and the development of new mass transit systems both, within and outside of Cameroon; (ii) seasonal factors in the demand for inter-city and intra-city bus transportation within the cities of Yaoundé and Douala; and (iii) our success in negotiating with the government of Cameroon for increases in government subsidies to fund our city bus operations.

Cost of revenue

Details of our cost of revenue for the years ended February 29, 2008 and February 28, 2007 are as follows:

	For the years ended		Percentage
	February 29,	February 28,	Increase/
	2008	2007	Decrease
Compensation expenses	$1,361,811	$146,514	829%
Cost of food and beverage sales	171,370	-	-
Fuel expense	2,228,362	459,335	385%
Insurance	245,579	44,431	453%
Maintenance and repairs	248,242	156,619	59%
Depreciation and amortization	1,890,872	240,381	687%
Value added taxes on ticket sales
included in revenue	1,090,740	160,557	579%
Other	178,506	-	-
Total cost of revenue	$7,415,482	$1,207,837	514%

	% of Revenue		Increase/Decrease
	February 29,	February 28,	in % of Revenue
	2008	2007	2008 vs. 2007
Compensation expenses	17%	14%	3%
Cost of food and beverage sales	2%	-	2%
Fuel expense	27%	45%	-18%
Insurance	3%	4%	-1%
Maintenance and repairs	4%	15%	-14%
Depreciation and amortization	23%	24%	-1%
Value added taxes on ticket sales
included in revenue	13%	16%	-3%
Other	2%	-	2%
Total cost of revenue	91%	118%	-30%

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the year ended February 29, 2008 was $7,415,482 or approximately 91% of revenue compared to $1,207,837, or approximately 118% of revenue for the year ended February 28, 2007. The decrease in cost of revenue as a percentage of total revenue in the current year is primarily attributed to lower fuel expense as a percentage of total revenue in the current year compared to prior year. The decrease in fuel as a percentage of total revenue is primarily due to the start up of our operations in the prior year, which resulted in higher fuel costs as a percentage of revenue due to fuel used in the training of our drivers prior to the commencement of our operations and for the development of our bus lines. We anticipate fuel costs would approximate between 25 – 30% of total revenue as we expand our operations.

Operating expenses

Operating expenses were as follows:

	For the years ended		Percentage
	February 29,	February 28,	Increase/
	2008	2007	Decrease
Sales and marketing	$167,134	$211,594	-21%
General and administrative	4,825,370	5,330,174	-9%
Depreciation and amortization	98,074	28,010	250%
Impairment on buses	315,000	-	-
Foreign currency translation loss (gain)	-	22,745	-100%
	$5,405,578	$5,592,523	-3%

Sales and marketing expense consist primarily of advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense decreased by $44,460 for the year ended February 29, 2008 as compared to the prior year. The decline in sales and marketing costs over the prior year is primarily attributed to: 1) the termination of our contract with our former ad agency during the current fiscal year; and 2) certain non-recurring marketing and advertising expenditures incurred in the prior year for the pre-launch and start of our inter-city and city bus operations, which commenced in 2007.

General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses decreased by $504,804, or 9% over the previous year. The decrease in our general and administrative expenses during our current fiscal year is attributed primarily to the following activities:

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

The reduction in legal, professional and travel costs were partially offset by an increase in other operating costs related to the operating expenses of our subsidiaries in Cameroon, which included an increase in general and administrative payroll, rent and general office expenses. The increase in these costs was driven by the commencement of operations in October 2006 and expansion of our bus lines in the current year, resulting in a significant increase in our administrative employee count and our administrative infrastructure costs. The increase in these expenses was partially offset by a decrease in our U.S. corporate overhead expenses in the current year including lower corporate legal, professional, travel and administrative payroll costs. In an effort to minimize our corporate overhead, we also downsized our U.S. corporate headquarters and facilities beginning in November 2006, resulting in a significant decrease in corporate rent expense and ancillary costs.

Depreciation and amortization expense increased by 250% over the prior year. The increase in depreciation and amortization expense charged to operations is attributed to an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements that were purchased in connection with the commencement of operations and build out of the Company’s operating facilities in Cameroon.

The impairment loss on fixed assets for the year ended February 29, 2008 was $315,000. We recognized an impairment loss on our city buses. We concluded that the carrying amount of these buses exceeded their disposition value based on an analysis of current market prices.

Prior to March 1, 2007, we considered the U.S. dollar to be our functional currency given that, in the prior year, the majority of all funds used in operations were funded in U.S. dollar. In determining the Company’s functional currency in the prior year, management considered various factors and economic indicators including: 1) The majority of the Company’s operating expenses during the fiscal year-ended February 29, 2008 were denominated in U.S. currency, 2) the Company’s acquisition financing of the buses used in operations were denominated in U.S. currency; and 3) the cash flows generated by the Cameroonian subsidiaries’ operations were not sufficient to service the Company’s existing debt obligations without cash infusions from the U.S. Parent Company. Accordingly, through February 28, 2007, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

During the year ended February 29, 2008, we determined that our functional currency was no longer the U.S. dollar, but instead the local currency, the Cameroonian Franc (“CFA”). In making this determination, we considered that the majority of funds used in operations for the current year were stated and transacted in CFA. As such, based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, effective March 1, 2007, translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of February 29, 2008, the cumulative translation adjustment of $450,997 generated in 2008 was classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the year ended February 29, 2008, accumulated other comprehensive income was $450,997.

Other income (expense)

	For the years ended		Percentage
	February 29,	February 28,	Increase/
	2008	2007	Decrease
Finance costs from beneficial conversion	$34,000	$1,003,050	-97%
Finance costs from issuance of shares	292,000	-	-
Finance costs from issuance of warrants	1,316,654	1,461,296	-10%
Loss on accident of buses	76,847	-	-
Loss on extinguishment of debt	-	355,240	-100%
Interest expense	971,215	445,922	118%
Interest income	(32,664)	-	-
Other income	(9,433)	(1,662)	-
Total other expense	$2,648,619	$3,263,846	-19%

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities. In connection with private placement offerings to accredited investors, we raised an aggregate of $3,638,500 from the issuance of 7% convertible debentures with attached warrants. The debentures were convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $1,316,654 and $1,461,296 for the years ended February 29, 2008 and February 28, 2007, respectively. The warrants were amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument. The decrease in finance costs from the issuance of warrants is primarily due to a decrease in the unamortized deferred finance costs during the current year compared to the prior year.

Finance costs associated with the issuance of common shares attached to other debt instruments was $292,000 during the current year compared to $0 in 2007. Finance costs in connection with the beneficial conversion feature of convertible debentures was $34,000 in 2008 and $1,003,050 in 2007. During the current year, the majority of our capital was raised through our private placement memorandum dated January 17, 2007, which is fully described in note 8 to the consolidated financial statements.

During the current year, other interest expense was $971,215 and was comprised of interest on outstanding unsecured promissory note obligations, $445,326 of interest costs associated with additional shares granted to debenture holders related to a repricing of the underlying debenture units, and interest costs accrued on outstanding debentures. During the prior year, total other interest expense was $445,922 and was comprised of interest on outstanding unsecured promissory notes and convertible debentures.

Minority interest in loss of subsidiary

Several Cameroonian governmental agencies collectively own 34% of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A., which operates our city bus transportation system, LeBus. Minority interest in loss of subsidiary represents these shareholders proportionate share of the loss from LeBus. We did not recognize the minority shareholders’ proportionate share in the loss of LeBus for the year ended February 29, 2008 because LeBus had an aggregate stockholders’ deficit balance at February 29, 2008, and the minority shareholders are not obligated to fund losses in excess of their original investments in LeBus.

	For the years ended		Percentage
	February 29,	February 28,	Increase/
	2008	2007	Decrease

Minority interest in loss of subsidiary	$-	$530,901	-100%

Net loss

Our net loss for the year ended February 29, 2008 decreased to $7,304,540 or $(.16) per share, from $8,510,719 or ($.20) per share for the year ended February 28, 2007. The decrease in our net loss for the year ended February 29, 2008 was attributed to the following:

  The commencement of our mass transit operations for LeBus (commencing in September 2006) and LeCar (commencing in December 2006). Our net loss was offset by the gross profit generated from operations, which totaled $749,657 for the year ended February 29, 2008. This compared to a negative gross profit margin of $185,251 for the year ended February 28, 2007.
  The reduction in our corporate overhead costs compared to the previous year, resulting in a decline in our overall general and administrative costs during the current year.
  Overall financing costs beginning in the third quarter were lower than in the prior year. The reduction in our financing costs was primarily attributed to the issuance of equity securities in connection with our private placement during the current year, resulting in lower finance costs in comparison to securities issued in connection with our convertible debentures in the prior year.

Assets

Assets increased by $2,953,815 to $8,164,324 as of February 29, 2008, or approximately 57%, from $5,210,509 as of February 28, 2007. This increase was due primarily to an increase in property, buses and equipment and other receivables, which increased $3,066,659 and $511,945, respectively, over February 28, 2007. The increase in our capital expenditures was primarily related to our acquisition of an additional 30 city buses and six coach buses used in our mass transit operations. The increase in capital expenditures was also attributed to our acquisition of land during the current year for the establishment of a new bus depot/agency to provide intercity bus services in the cities of Bamenda and Bafoussam. As of February 29, 2008, current assets decreased by $112,844 over the prior year. The decrease in current assets is primarily attributed to a decline of $1,680,957 in advance deposits on buses, which were used for the acquisition of the 30 city buses during the current year.

Liabilities

Total liabilities increased by $2,220,001 to $10,300,548 as of February 29, 2008 or approximately 27%, from $8,080,547 as of February 28, 2007. This increase was due primarily to: 1) an increase in accounts payable, accrued expenses and VAT and custom duty taxes payable, and deferred revenue by $2,994,837; and 2) a $2,335,632 increase in related party debt. The increase in total liabilities was partially offset by: 1) a decrease of $1,523,789 in convertible debentures due to third parties, which were converted to common stock during the current year; 2) a decrease in third party notes payable of $400,000, which was repaid during the current year; and 3) a decrease of $765,622 in obligations under capital lease – related party, which were repaid in the current year.

Minority interest

The government of Cameroon owns 34% of our subsidiary in Cameroon, Transnational Industries – Cameroon, S.A. (“LeBus”). Minority interest represents the government’s ownership interest in LeBus. As of February 29, 2008 and February 28, 2007, minority interest was $0, reflecting a stockholders’ deficit balance in LeBus, which was attributed to cumulative losses in excess of capital contributions for the subsidiary. The government of Cameroon is not obligated to fund losses in excess of their capital contributions to LeBus.

Stockholders’ deficit

Stockholders’ deficit decreased by $733,814 to $2,136,224 as of February 29, 2008, from a deficit of $2,870,038 as of February 28, 2007. The decrease in stockholders’ deficit was primarily attributed to $4,377,500 of additional capital raised during the current year and the conversion of approximately $2,500,000 of convertible debentures into common stock during the current year, offset by the current year loss of $7,304,540.

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2008, we had cash and cash equivalents of $578,105 compared to $0 cash and cash equivalents as of February 28, 2007, representing an increase in our cash and cash equivalents of $578,105. The increase in our cash balances compared to the prior year was primarily attributed to our ability to raise capital from the issuance of common stock and warrants and offset by our net loss from operations and capital expenditures for the acquisition of buses.

	February 29,	February 28,	Increase/
	2008	2007	Decrease
Working capital
Current assets	$1,863,909	$1,976,753	$(112,844)
Current liabilities	10,300,548	8,080,547	2,220,001

Working capital deficit	$(8,436,639)	$(6,103,794)	$(2,332,845)

Our working capital deficit at February 29, 2008 was $8,436,639 compared to $6,103,794 as of February 28, 2007, representing an increase of $2,332,845. The increase in our working capital deficit was primarily related to an increase in accounts payable and accrued expenses, an increase in VAT and custom duty taxes payable to governmental agencies of Cameroon, and an increase in unsecured borrowings from related parties. The increase in our liabilities was primarily attributable to securing borrowed funds to finance our capital expenditures for the acquisition of buses and for working capital purposes to fund our operating results.

	For the years ended
	February 29,	February 28,	Increase/
	2008	2007	Decrease
Cash flows used in operating activities	$(1,987,259)	$(4,198,610)	$2,211,351
Cash flows used in investing activities	(2,303,765)	(2,374,896)	71,131
Cash flows provided by financing activities	4,418,132	5,975,866	(1,557,734)
Effect of exchange rate on cash	450,997	-	450,997

Net increase (decrease) in cash and cash equivalents	$578,105	$(597,640)	$1,175,745

Cash flows from operating activities

During the year ended February 29, 2008, cash flows used in operating activities decreased by $2,211,351 to $1,987,259 compared to $4,198,610 in the prior year. The decrease in cash flows used in operating activities for the year ended February 29, 2008 is primarily due to a reduction in our net loss by $1,206,179 and non-cash charges to our net loss including a $1,720,555 increase in depreciation and amortization expense.

Cash flows from investing activities

Cash flows used in investing activities were primarily attributed to $2,303,765 of cash used for the acquisition of buses used in operations and capital expenditures for the purchase of property and equipment to build out our instrastructure and operating facilities in Cameroon.

Cash flows from financing activities

Net cash provided by financing activities for the year ended February 29, 2008 decreased by $1,557,734 compared to the previous year. The decrease in net cash provided by financing activities during the current year was primarily attributed to a $3,638,500 reduction in proceeds from the issuance of convertible debentures and warrants from the previous year. During the current year, we did not issue any convertible debentures and raised capital through the issuance of common stock and warrants to accredited investors pursuant to our private placement memorandum offering (“PPM”). In the current year, we raised $4,377,500 from the issuance of common stock and warrants pursuant to our PPM compared to $1,347,071 of cash raised from the issuance of common stock and warrants in the prior year.

Cash flows provided by financing activities for the year ended February 29, 2008 were reduced by $800,000 of aggregate principal repayments on a capital lease obligation made to a related party and the repayment of $660,000 of unsecured promissory notes during the current year.

Effect of Exchange Rate on Cash

Our functional currency is the Cameroonian Franc (CFA). During the year ended February 29, 2008, net cash increased by $450,997 as a result of translating our consolidated financials from our functional currency into our reporting currency, the US dollar.

Going Concern

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of approximately $18,376,186 as of February 29, 2008 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements and equity financing.

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

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for the years ended February 29, 2008 and February 28, 2007 are included in a separate section of this Annual Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our acting Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation, our acting Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2008, our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting includes maintaining records that accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with company policy; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the Company’s financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

The Company’s management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2008 based on criteria established under the COSO framework, an integrated framework for evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, the Company’s management has concluded that our internal control over financial reporting was not effective as of February 29, 2008. Management has determined that (i) our inadequate staffing and supervision and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

There has not been any change in our internal control over financial reporting during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS; CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Significant Employees and Directors

Set forth below is certain information as of June 12, 2008 concerning each of our directors and executive officers and certain significant employees. Each of the individuals listed below as a director shall serve as a director until the next annual meeting of our stockholders and until their successors have been elected and qualified, or until their resignation, death or removal.

Has Served as Director
Name	Position and Age	or Executive Officer since

Seid Sadat	Acting Chief Executive Officer and Chief Financial Officer and Director; 48	August 29, 2006

David Browne	In-house Corporate Counsel and Secretary; 52	January 2, 2007

William Jacobson	Director; 61	February 15, 2006

Henry Huber	Director; 66	July 17, 2006

S. Lal Karsanbhai	President, Africa Operations; 68	May 6, 2007

Seid Sadat - Mr. Sadat has been a professional in public accounting for over nineteen years. He has performed a wide range of accounting services for a diversified client base consisting of estate, manufacturing, non-profit, retail, construction, and service organizations. He has acted as the CFO for several companies, has extensive audit and regulatory expertise and has been called upon to act as an “expert” witness. He is currently a member of the Report Quality Monitoring Committee for the California Board of Accountancy.

David Browne – Mr. Browne, J.D., 51: Corporate Secretary and in-house counsel since April 2007. Mr. Browne has practiced law in California for 27 years with an emphasis on business law and business litigation.

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

S. Lal Karsanbhai – Mr. Karsanbhai has advanced degrees from Portugal’s Graduate Institute of Commerce and the London School of Economics. He held various positions at Unilever and General Motors Corporation including Treasurer of GM Portugal, GM’s Eastern European Operations, Director of Finance for GM Yugoslavia, Treasurer of GM Zaire (now Democratic Republic of Congo), and Executive Director for Africa/Middle East. In this capacity, Mr. Karsanbhai developed countertrade activities in Kenya for General Motors CKD operation and in Angola for sale of “Bedford” trucks and later in Congo by exporting minerals (zing, copper and cobalt) worth hundreds of millions of dollars. Mr. Karsanbhai established GM’s Marketing Unit & After Sales in Luanda, Angola and its “SKD” facility for truck assembly followed by founding of Angola Holdings as CEO. Mr. Karsanbhai developed trading activity for “Motors Trading Corporation” (GM subsidiary) to generate “forex” required by African countries for purchasing GM-related components. Mr. Karsanbhai appointed a member of GM’s Franchise Board based in Cairo for all African countries. Mr. Karsanbhai was born in Mozambique and has worked in a managerial/supervisory capacity for nearly 40 years in various countries in Africa.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities for the most recent fiscal year, of those persons who were, at February 29, 2008 TAUG’s executive officers. The following information includes the dollar value of base salaries, bonus awards, stock options granted and certain other compensation, if any, whether paid or deferred.

	For the Fiscal Year Ended February 29, 2008

			All Other
	Salary	Bonus	Compensation		Total
Name and Principal Position	($)	($)	($)		($)

Seid Sadat	$-	$-	$496,000	(1)	$496,000
David Browne	$-	$-	$80,000	(2)	$80,000
S. Lal Karsanbhai	$60,000	$-	$36,000	(3)	$96,000

(1) Includes $461,000 payable to Magidoff, Sadat & Gilmore, LLP (“MSG”), a professional services firm, majority owned and controlled by Mr. Sadat.

(2) Include $8,000 of compensation accrued as of February 29, 2008.

(3) Includes $36,000 of deferred compensation to be awarded to Mr. Karsanbhai in common stock.

Compensation of Directors

None

Code of Ethics

The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons presently involved in the management of the Company.

Option Grants

None

Outstanding Equity Awards

None

Employment Agreements, Termination of Employment, and Change-in-Control Arrangements

There are no employment agreements between us and Messrs. Sadat and Browne. On July 31, 2007, the Company entered into an employment agreement with the president of the Company’s African operations, S. Lal Karsanbhai. Under the terms of the agreement, the Company agreed to remunerate the president cash compensation of $6,000 per month plus deferred compensation of $4,000 per month payable in stock through the duration of his employment. The Company has accrued $36,000 of deferred compensation owed to Mr. Karsanbhai as of February 29, 2008, representing deferred compensation payable under this employment agreement through the end of February 29, 2008.

We currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-incontrol.

Committees of the Board of Directors

We presently have not appointed an audit committee or a compensation committee among our board of directors.

Change in Control

None

Family Relationships

There are no family relationships among our officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 12, 2008: (a) the names of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director and executive officer, the number of shares of common stock beneficially owned and the percentage of our common stock so owned, by each such person, and by all directors and executive officers as a group. The Company’s management believes that the benefical owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

As of June 12, 2008, we had a total of 51,679,036 shares of common stock issued and outstanding, which is the only issued and outstanding voting equity security of the Company.

	Number of	Percentage of
Name and Address of Beneficial Owner	Shares	Class

Seid Sadat (2)(3)	9,628,178	18.6%
David Browne (4)	100,000	*
All directors and executive officers as a group (2 persons)	9,728,178	18.8%

________________________________________________
Pursuant to Rules 13-d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of options or warrants or other convertible securities.

* Less than 1% of outstanding shares.

(1)

The determination of percentage ownerships is based on a total of 51,679,036 shares of common stock issued and outstanding, and does not include shares issuable upon the exercise of stock options and shares of restricted stock that have been or may be granted or shares that may be issued upon exercise of outstanding warrants.

(2)	Address is 21800 Burbank Blvd., Suite 200, Woodland Hills, CA 91367.

(3)

Includes: (i) 1,600,000 shares held directly; (ii) 336,022 shares held in the Sadat Kugel 401(k) Plan FBO Seid Sadat; (iii) 336,022 shares of common stock which may be acquired through the exercise of warrants that are held in the Sadat Kugel 401(k) Plan FBO Seid Sadat; (iv) 2,750,000 shares of common stock held by Avalon Holdings, LLC, a company owned 50% by Mr. Sadat; (v) 2,936,134 shares of common stock held by Fusion Equity, LLC, a company partially owned and controlled by Mr. Sadat; and (vi) 1,670,000 shares of common stock owned by Tov Trust, a trust whose trustee is Mr. Sadat.

(4)	Address is 23901 Calabasas Road, Suite 1064, Calabasas, CA 91302.

Equity Compensation Plans

We presently do not maintain any equity compensation plans under which shares of our common stock are authorized for issuance.

Director Independence

The Board of Directors currently consists of three directors, two of whom, Messrs. Jacobson and Huber are independent as defined in the NASD's rules for The NASDAQ Stock Market. Mr. Sadat is a non-independent management director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 15, 2006, the Company entered into a capital lease obligation with Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the Chief Financial Officer and director of TAUG, for the acquisition of the first shipment of 28 buses to be used in our urban transportation operations in Cameroon. Under the terms of the lease agreement, TAUG was committed to lease payments of $200,000 per month for nine months commencing in October 2006, with total payments aggregating $1,500,000 of principal payments and $300,000 for deferred finance charges. As of February 28, 2007, $765,622 was outstanding under this lease obligation representing $800,000 of principal payments less $34,378 of deferred interest. The lease expired in June 2007, when all remaining principal and unpaid interest were repaid. The interest expense for the years ended February 29, 2008 and February 28, 2007 under this related party obligation was $34,378 and $265,622, respectively.

As of February 29, 2008, and February 28, 2007, an aggregate of $2,595,000 was $825,000, respectively, was borrowed from Tov. These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007. The Company is currently negotiating renewal provisions for these obligations with the

Trustee of Tov.

The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which Tov could convert these debentures into 2,240,143 shares of common stock and warrants to purchase 2,240,243 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this $1,020,000 obligation are due on demand and bear interest at 7% per annum.

The interest expense for the years ended February 29, 2008 and February 28, 2007 under related party obligations due to Tov was $334,754 and $39,773, respectively. As of February 29, 2008 and February 28, 2007, accrued interest due to Tov under these related party obligations was $374,527 and $39,773, respectively.

During the year ended February 29, 2008, an aggregate of 170,000 shares of the Company’s common stock were issued to Tov in consideration for the Company being granted a deferred maturity date on $1,575,000 of outstanding promissory note obligations advanced by Tov (note 6). During the year ended February 29, 2008, total deferred finance costs charged to operations in connection with the issuance of these shares was $232,900.

On March 24, 2006, the Company was advanced $150,000 from the plan assets of a pension plan for the benefit of the Company’s chief financial officer, Seid Sadat (“related party debenture”) in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors (note 7). Under the terms of the subscription agreement, the related party debenture is convertible into 336,022 shares of common stock. In connection with the subscription agreement for this related party debenture, the pension plan was also issued 5-year warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. On May 21, 2007, the related party debenture of $150,000 and $10,120 of accrued interest on the debenture were converted into 336,022 shares of common stock. The interest expense for the years ended February 29, 2008 and February 28, 2007 under this related party obligation was $157 and $9,963, respectively.

In January 2008, an unsecured creditor assigned the Company’s chief financial officer, Seid Sadat, $220,000 of outstanding borrowings owed to him by the Company (note 6). These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of February 29, 2008, an aggregate of $220,000 of principal and $10,939 of accrued interest was outstanding under this obligation. Total interest expense for the year ended February 29, 2008 under this related party obligation was $10,939.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For the years ended February 29, 2008 and February 28, 2007, the Company was charged an aggregate of $586,000 and $472,000, respectively, for these services including $42,000 of shared rent costs in 2008, by MSG under this consulting agreement. As of February 29, 2008 and February 28, 2007, $831,486 and $485,854 was owed to MSG, which is included in due to related party in the accompanying consolidated balance sheets as of February 29, 2008 and February 28, 2007. Seid Sadat is the managing partner of MSG and the acting chief executive officer and chief financial officer of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended February 29, 2008 and February 28, 2007, aggregate fees billed by our auditors, Kabani & Company, for professional services rendered in connection with the audit of our annual consolidated financial statements were $60,000 in each respective year.

Tax Fees

For the years ended February 29, 2008 and February 28, 2007, there were no fees billed by our current auditors.

Pre-Approval Policy and Procedures

We currently do not maintain a formal Audit Committee. However, all audit and non-audit services to be performed by the Company’s independent accountant must be approved in advance by our Board of Directors. The Board of Directors may delegate to an independent member of the Board the authority to grant pre-approvals with respect to non-audit services.

All of the engagements and fees for the year ended February 29, 2008 were approved by the Company’s Board of Directors.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

Dated June 12, 2008	By:	/s/ Acting Chief Executive Officer
Name: Seid Sadat
Title: Acting Chief Executive Officer, Chief Financial Officer, and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Seid Sadat	Acting Chief Executive Officer,	June 12, 2008
Seid Sadat	Chief Executive Officer and Director

/s/ David Browne	Secretary and General Counsel	June 12, 2008
David Browne

/s/ William Jacobson	Director	June 12, 2008
William Jacobson

/s/ Henry Huber	Director	June 12, 2008
Henry Huber

26

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Transnational Automotive Group, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheets of Transnational Automotive Group, Inc. as of February 29, 2008, and February 28, 2007, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years ended February 29, 2008, and February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transnational Automotive Group, Inc. as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the years ended February 29, 2008 and February 28, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred a significant loss for the year ended February 29, 2008 and has a working capital deficit, which together raise substantial doubt of its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
May 23, 2008

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2008	2007

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$578,105	$-
Accounts receivable, net	-	55,497
Other receivables, net	665,693	153,748
Prepaid expenses, advances and deposits	315,133	54,135
Inventory, net of reserve for obsolesence	304,978	32,416
Advance deposits on buses	-	1,680,957
Total current assets	1,863,909	1,976,753

PROPERTY, BUSES & EQUIPMENT, net	6,300,415	3,233,756

TOTAL ASSETS	$8,164,324	$5,210,509

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,424,543	$2,123,063
Obligations under capital lease - related party	-	765,622
Deferred revenue	338,440	-
VAT and custom duty taxes payable to governmental agencies of Cameroon	3,377,287	1,022,370
Due to related parties	831,486	485,854
Notes payable, net of debt discount	110,000	510,000
Notes payable to related party, net of debt discount	2,815,000	825,000
Convertible debentures, net of debt discount	-	1,523,789
Related party convertible debentures, net of debt discount	-	678,057
Accrued intererst (including $385,466 and $49,736 to related to related parties)
as of February 29, 2008 and February 28, 2007, respectively)	403,792	146,792
Total current liabilities	10,300,548	8,080,547

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
51,179,036 and 36,557,058 shares issued and outstanding	51,179	36,557
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	15,837,786	8,265,051
Accumulated deficit	(18,376,186)	(11,071,646)
Other comprehensive gain - foreign currency	450,997	-
Total stockholders' deficit	(2,136,224)	(2,870,038)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,164,324	$5,210,509

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 29,	February 28
	2008	2007
NET REVENUE
Transportation services	$6,125,171	$946,395
Government subsidy	1,648,438	-
Other	391,530	76,191
Total revenue	8,165,139	1,022,586

COST OF REVENUE - Transportation services	7,415,482	1,207,837

GROSS PROFIT (LOSS)	749,657	(185,251)

OPERATING EXPENSES
Sales and marketing	167,134	211,594
General and administrative	4,825,370	5,330,174
Depreciation and amortization	98,074	28,010
Impairment loss on property	315,000	-
Foreign currency exchange loss	-	22,745

TOTAL OPERATING EXPENSES	5,405,578	5,592,523

OPERATING LOSS	(4,655,921)	(5,777,774)

OTHER (INCOME) EXPENSE
Finance costs from beneficial conversion feature	34,000	1,003,050
Finance costs from issuance of shares	292,000	-
Finance costs from issuance of warrants	1,316,654	1,461,296
Loss on extinguishment of debt	-	355,240
Loss on accident of buses	76,847	-
Interest expense	971,215	445,922
Interest income	(32,664)	-
Other income	(9,433)	(1,662)
TOTAL OTHER EXPENSE	2,648,619	3,263,846

Loss before Minority Interest	(7,304,540)	(9,041,620)

Minority interest in loss of subsidiary	-	530,901

NET LOSS	(7,304,540)	(8,510,719)

COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain	450,997	-
COMPREHENSIVE LOSS	$(6,853,543)	$(8,510,719)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.16)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	44,573,063	42,877,300

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

				Common	Additional		Other	Total
	Common Stock		Treasury	Stock	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Stock	Subscribed	Capital	Deficit	Income	Deficit
Balance, February 28, 2006	50,685,715	$50,686	$(100,000)	$100,000	$1,883,409	$(2,560,927)	$-	$(626,832)
Cancellation of shares	(18,000,000)	(18,000)	-	-	18,000	-	-	-
Issuance of common stock subscribed	285,715	286	-	(100,000)	99,714	-	-	-
Issuance of common stock for convertible
convertible notes, including interest	588,036	588	-	-	272,096	-	-	272,684
Issuance of common stock for cash	1,915,572	1,915	-	-	870,156	-	-	872,071
Issuance of stock from private
placement offering	750,000	750	-	-	374,250	-	-	375,000
Issuance of common stock in
exchange for extinguishment of debt	332,000	332	-	-	437,908	-	-	438,240
Beneficial conversion feature related
to issuance of convertible notes	-	-	-	-	1,003,050	-	-	1,003,050
Issuance of warrants in connection
with issuance of convertible notes	-	-	-	-	2,777,950	-	-	2,777,950
Capital contributions from minority
shareholders, net of minority interest interest	-	-	-	-	528,518	-	-	528,518
Net loss	-	-	-	-	-	(8,510,719)		(8,510,719)
Balance, February 28, 2007	36,557,038	36,557	(100,000)	-	8,265,051	(11,071,646)	-	(2,870,038)
Issuance of private placement units
(net of offering costs of $183,125)	8,755,000	8,755	-	-	4,190,045	-	-	4,198,800
Issuance of common stock for convertible
convertible notes, including interest	5,596,998	5,597	-	-	2,611,634	-	-	2,617,231
Issuance of common stock to
unsecured creditors	270,000	270	-	-	291,730	-	-	292,000
Beneficial conversion feature	-	-	-	-	34,000	-	-	34,000
Finance costs on repricing of
debenture units	-	-	-	-	445,326	-	-	445,326
Foreign currency translation adjustment	-	-	-	-	-	-	450,997	450,997
Net loss	-	-	-	-	-	(7,304,540)	-	(7,304,540)
Balance, February 29, 2008	51,179,036	$51,179	$(100,000)	$-	$15,837,786	$(18,376,186)	$450,997	$(2,136,224)

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH LOWS

	For the Years Ended
	February 29, 2008	February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,304,540)	$(8,510,719)
Adjustments to reconcile net loss to net cash used
in operating activities
Non-cash financing costs	445,326	146,792
Depreciation and amortization expense	1,988,946	268,391
Loss on impairment of buses	315,000	-
Loss on extinguishment of debt	-	355,240
Issuance of shares against finance expense	292,000	-
Finance costs from beneficial conversion feature	34,000	1,003,050
Finance costs from issuance of warrants	1,316,654	1,461,296
Loss on accident of buses	76,847	-
Minority interest in operations	-	(530,901)
Loss on abandonment of fixed assets	-	1,430
(Increase) decrease in:
Accounts receivable and other receivables	(456,448)	(197,620)
Prepaid expenses, advances and deposits	(260,998)	(34,260)
Inventory, net of reserve for obsolescence	(272,562)	(32,416)
Increase (decrease) in:
Accounts payable and accrued expenses	1,500,076	1,871,107
Deferred revenue	338,440	-
Net cash used in operating activities	(1,987,259)	(4,198,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance deposit on buses	-	(1,402,186)
Purchase of property, buses and equipment	(2,303,765)	(972,710)
Net cash used in investing activities	(2,303,765)	(2,374,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	350,632	-
Proceeds from issuance of convertible debentures and warrants	-	3,638,500
Proceeds from issuance of unsecured promissory notes	1,150,000	924,673
Proceeds from issuance of common stock and warrants	4,377,500	1,347,071
Repayment of obligations under capital lease	(800,000)	(734,378)
Repayment of unsecured promissory notes	(660,000)	-
Capital contributions from minority shareholder	-	800,000
Net cash provided by financing activities	4,418,132	5,975,866

EFFECT OF EXCHANGE RATE ON CASH	450,997	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	578,105	(597,640)
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	-	597,640
CASH & CASH EQUIVALENTS AT END OF YEAR	$578,105	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$70,157	$299,130
Cash paid for taxes	$800	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassification of advance deposit on buses to property and equipment	$1,680,957	$-
Notes payable exchanged for common stock	$-	$83,000
Acquisition of buses through issuance of capital lease obligation	$-	$1,500,000
Accrued custom duty/VAT taxes included in capital expenditures	$1,581,927	$-
Conversion of convertible debentures and accrued interest to
common stock	$2,909,216	$272,684

The accompanying notes are an integral part of these consolidated financial statements

TRANSNATIONAL AUTOMOTICE GROUP, INC.
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

TRANSNATIONAL AUTOMOTICE GROUP, INC.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ, and the difference may be material, from the Company’s estimates.

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

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) social and political instability in its region of operations, (iii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, (v) the Company's lack of liquidity and potential ability to raise additional capital, and (vi) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of February 29, 2008, the Company has an accumulated deficit of $18,376,186 as well as a working capital deficiency of $8,436,639.

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

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
All assets and liabilities of foreign operations included in the consolidated financial statements are translated at period-end exchange rates and all accounts in the consolidated statements of operations are translated at the average exchange rate for the reporting period. Stockholders’ equity accounts are translated at historical exchange rates. The reporting currency is the U.S. dollar.

Prior to March 1, 2007, the Company considered the U.S. dollar to be its functional currency given that, in the prior year, the majority of all funds used in operations were funded in U.S. dollar. In determining the Company’s functional currency in the prior year, management considered various factors and economic indicators including: 1) The majority of the Company’s operating expenses during the fiscal year-ended February 29, 2008 were denominated in U.S. currency, 2) the Company’s acquisition financing of the buses used in operations were denominated in U.S. currency; and 3) the cash flows generated by the Cameroonian subsidiaries’ operations were not sufficient to service the Company’s existing debt obligations without cash infusions from the U.S. Parent Company. Accordingly, through February 28, 2007, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars are reflected as income or loss in the accompanying consolidated statements of operations.

During the year ended February 29, 2008, the Company’s management determined that the functional currency of the Company was no longer the U.S. dollar, but instead the local currency, the Cameroonian Franc (CFA). In making this determination, the Company considered that the majority of funds used in operations for the current year were stated and transacted in CFA. As such, based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, effective March 1, 2007, translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of February 29, 2008, the cumulative translation adjustment of $450,997 generated in 2008 is classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet. For the year ended February 29, 2008, accumulated other comprehensive income was $450,997.

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

Cash equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Accounts Receivable Accounts receivable consist of amounts due from the Company’s former outside Ad Agency, Nelson Cameroun (“Nelson”), who was previously responsible for the billing and collection of fees from customers for the placement of advertisements on the Company’s buses. Such amounts are billed when earned or due and when collection is reasonably assured. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balances that will not be collected.

During the current year, the Company terminated its contract with Nelson. The Company is currently in litigation with Nelson to settle past due receivables and payables between both parties. As a result of this contingency, the Company has reserved $64,651, representing the entire accounts receivable balance due from Nelson as of February 29, 2008.

Other receivables
Other receivables consist primarily of Value Added Taxes (“VAT”) receivable due from various agencies of the government of Cameroon. Accounts receivable also includes amounts due from the Company’s outside Ad Agency, who is responsible for the billing and collection of fees from customers for the placement of advertisements on the Company’s buses. Such amounts are billed when earned or due. The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent other receivables balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balance that will not be collected.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other receivables as of February 29, 2008 and February 28, 2007 are comprised of the following:

	February 29, 2008	February 28, 2007
VAT receivable	$475,757	$152,018
Insurance claim receivable	168,180	1,730
Other	21,756	-
	$665,693	$153,748

Credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts, other receivables, and uninsured cash deposits. Concentrations of credit risk with respect to accounts receivable are present given that substantially all amounts included in accounts receivable are due from the government of Cameroon. Repayment of these receivables is dependent upon the financial stability and currency of the government of Cameroon. It is at least reasonably possible that management’s assessment of credit risk and the collectibility of these accounts receivable will change during the next reporting period.

The Company places its cash deposits with what management believes are high-credit quality financial institutions. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (FDIC) limit of $100,000. At February 29, 2008, and February 28, 2007, the Company’s foreign subsidiaries reflected approximately $375,544 and $0, respectively, of cash on their financial statements. Cash held in foreign bank accounts is not insured by the FDIC.

Supplier concentration
The Company purchases substantially all of its fuel used in operations from Texaco. During the years ended February 29, 2008 and February 28, 2007 total purchases of fuel from Texaco were $2,083,284 and $510,222, respectively. As of February 29, 2008 and February 28, 2007, total accounts payable due to Texaco were $324,862 and $160,526, respectively.

Inventory
Inventory consists of bus fuel and bus spare parts for internal consumption. All inventory is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value has been determined to be impaired or whose future utility appears limited. As of February 29, 2008 and February 28, 2007, there was no obsolescence reserve.

Inventory as of February 29, 2008 and February 29, 2007 were as follows:

	February 29,	February 28,
	2008	2007
Spare parts	$260,820	$54,135
Fuel	44,158	-

Total inventory	$304,978	$54,135

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

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs for capital assets not yet available for commercial use, if any, are capitalized as construction in progress and will be depreciated once placed in service. Assets classified as “held for future use”, if any, are not depreciated until they are placed in productive service. Costs for repairs and maintenance are expensed as incurred.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. For the years ended February 29, 2008 and February 28, 2007, revenue is recorded at gross value inclusive of VAT. For the years ended February 29, 2008 and February 28, 2007, total VAT taxes levied on ticket sales and included in cost of revenue were $1,090,740 and $160,557, respectively.

The majority of the Company’s revenues were derived from the sale of tickets for its inter-city and city bus operations. The Company recognizes revenue from the sale of bus tickets when the transportation services have been provided. The Company also generates revenue from cash subsidies provided by agencies of the government of Cameroon (“government subsidies”). Revenue from government subsidies are recognized as revenue when earned and when collection is reasonably assured. As of February 29, 2008, the Company received $338,440 of subsidy income in advance, which has been recorded as deferred revenue in the accompanying consolidated financial statements.

Selling, general and administrative costs are charged to operations as incurred.

Organization and Start Up Costs
Costs of start up activities, including organization costs, are expensed as incurred.

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the years ended February 28, 2008 and 2007, were anti-dilutional and, therefore, excluded from the calculation of net loss per share. The following potential common shares have been excluded from the computation of diluted net loss per share for each of the fiscal years ended February 29, 2008 and February 28, 2007 because the effect would have been anti-dilutive:

	For the years ended
	February 29, 2008	February 28, 2007
Shares to be issued upon conversion of convertible debentures	-	7,538,954
Warrants	15,692,273	8,789,624
Total	15,692,273	16,328,578

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

According to the Provisional Regulations of Cameroon on Income Tax, the income tax rate is 38.5% .

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), when facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of the recoverability is performed by comparing the carrying value of the assets to the estimated undiscounted future cash flows. If the estimated undiscounted future cash flows are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. In addition, the remaining estimated useful life or amortization period for the impaired asset would be reassessed and revised if necessary. During the year ended February 29, 2008, the Company recognized an impairment loss of $315,000 on buses used in operations. The Company’s management determined that the carrying amount of these buses exceeded their fair value based on an analysis of current market prices.

Advertising and Marketing Costs
The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended February 29, 2008 and February 28, 2007 amounted to $167,134 and $211,594, respectively.

Segment Reporting
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which superceded SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. In the years ended February 29, 2008 and February 28, 2007, the Company operated in two segments based on the sources of revenue: inter-city bus revenue, LeBus, and coach buses, LeCar (note 12).

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent accounting pronouncements
In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that this Statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement;
b)	The date that adoption is required; and
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management does not believe SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, management does not expect the adoption of SFAS No. 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No. 141(R) to have a significant impact on its financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Management does not expect this Statement to have an impact on its financial condition or results of operations.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

3. PROPERTY, BUSES & EQUIPMENT

As of February 29, 2008 and February 28, 2007, property, buses and equipment consist of the following:

	February 29,	February 28,
	2008	2007
Computer equipment	$59,345	$62,388
Computer software	48,512	6,264
Furniture and equipment	206,815	115,051
Land	286,201	-
Automotive equipment	5,641	7,030
Building improvements	418,998	86,508
Buses used in operations	7,674,632	3,059,661
	8,700,144	3,336,902
Less: accumulated depreciation and amortization	(2,461,980)	(274,965)
	6,238,164	3,061,937
Construction in progress	62,251	171,819
Total property and equipment	$6,300,415	$3,233,756

Included in property, buses and equipment as of February 28, 2007 was $1,500,000 of capitalized buses used in operations, which was leased under a non-cancellable lease from a related party (see Note 9) and accounted for as a capital lease. As of February 28, 2007, the accumulated depreciation on the buses used in operations under this capital lease was $236,932. As of February 29, 2008, the capital lease obligation was paid off and the buses were retained by the Company as per the bargain purchase option.

Depreciation and amortization expense for the fiscal years ended February 29, 2008 and February 28, 2007 were $1,988,946 and $268,391, respectively, out of this, $1,890,873 and $240,381, respectively, has been included in cost of revenue.

4. ACCOUNTS PAYABLE & ACCRUED EXPENSES & GOVERNMENT PAYABLES

(A) ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of February 29, 2008, and February 28, 2007, accounts payable and accrued expenses were comprised of the following:

	February 29,	February 28,
	2008	2007
Accounts payable	$1,531,523	$978,205
Payroll liabilities	180,878	247,920
Accrued expenses	297,964	558,934
Taxes payable to governmental agencies of Cameroon	224,012	174,763
Provision for fines and penalties	190,166	163,241
Total accounts payable and accrued expenses	$2,424,543	$2,123,063

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(B) VAT AND CUSTOM DUTIES PAYABLE TO GOVERNMENT OF CAMEROON

As of February 29, 2008 and February 28, 2007, the Company owes $3,377,287 and $1,022,370 in Value Added Taxes (VAT) and custom duties payable to the government of Cameroon (“Government”). The Company is currently negotiating with the Government for a complete tax rebate on these taxes. However, to date, the Company has not yet been successful in such negotiations. The Company may need pay penalty on the late payment of these taxes if the negotiations are not successful.

5. OBLIGATIONS UNDER CAPITAL LEASE

In 2007, the Company was committed to lease payments of $200,000 per month for nine months commencing October 2006 for the acquisition of 28 buses for its urban and rural transportation services in Cameroon. The lease obligation initially consisted of $1,500,000 used for the acquisition of the related buses and $300,000 deferred finance charges to be written off over the term of the capital lease obligation and is payable to a Trust for which a director of the Company is a trustee. As of February 28, 2007, $765,622 was outstanding under this capital lease obligation. The lease expired in June 2007, when all remaining principal and unpaid interest were repaid. The buses were purchased by the Company based on the bargain purchase option.

6. NOTES PAYABLE

The Company issued various promissory notes payable which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum.

•

As of February 29, 2008 and February 27, 2007, the Company had $110,000 outstanding due to two unrelated parties that bear interest at 7% per annum and are due on demand. The accrued interest on these notes payable as of February 29, 2008 and February 28, 2007 were $18,326 and $8,575, respectively.

•

On February 12, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 40% with an original maturity date of May 12, 2007. The Company negotiated an extended repayment term through January 31, 2008. Under the terms of the renewal agreement, the Company issued to the holder 30,000 shares of the Company’s common stock. The Company recognized $41,100 of aggregate debt discount, representing the fair market value of the 30,000 shares issued pursuant to this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of February 29, 2008. Under the terms of the renewal agreement, $40,000 of accrued interest as of May 12, 2007 was converted into a note payable. In February 2008, the Company paid $500,000 to satisfy this obligation, comprised of $440,000 of principal and $60,000 of accrued interest. As of February 28, 2007, an aggregate of $407,111 was outstanding under this obligation, comprised of $400,000 of principal and $7,111 of accrued interest.

•

On March 28, 2007, the Company was advanced $400,000 under a short-term unsecured promissory note obligation from an unrelated party, bearing interest at 14% per annum and payable in full on September 28, 2007. Under the terms of the promissory note agreement and related renewal agreements, the Company issued to the holder 70,000 shares of the Company’s common stock. The Company recognized $52,000 of aggregate debt discount, representing the fair market value of the 70,000 shares under this obligation, which is included in additional paid-in capital in the accompanying consolidated balance sheet as of February 29, 2008. Under the terms of the renewal agreement, $40,000 of accrued interest as of May 12, 2007 was converted into a notes payable. In January, 2008, $220,000, representing one half of the outstanding principal under this obligation, was assigned to Mr. Seid Sadat, the Company’s acting chief executive officer, chief financial officer and a director of the Company repaid $230,157 to satisfy the remaining balances outstanding under this obligation, comprised of $220,000 of principal and $10,157 of accrued interest.

•	As of February 29, 2008 and February 28, 2007, an aggregate of $2,815,000 and $825,000, respectively, was due to related parties (note 9), comprised as follows:

(i)

$2,595,000 was borrowed from Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the acting chief executive officer, chief financial officer and a director of the Company (note 9). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was initially due on May 12, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was initially due on demand.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which the trust could convert these debentures into 2,240,143 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this $1,020,000 obligation are due on demand and bear interest at 7% per annum. As of February 29, 2008 and February 28, 2007, an aggregate of $2,595,000 and $825,000, respectively, of unsecured promissory note obligations were due to Tov. As of February 29, 2008 and February 28, 2007, accrued interest due to Tov under these obligations was $374,527 and $39,773, respectively.

(ii)

In January 2008, an unsecured creditor assigned Seid Sadat $220,000 of outstanding borrowings owed to him by the Company. These amounts represented one half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of February 29, 2008, an aggregate of $220,000 was outstanding under this obligation. As of February 29, 2008, an aggregate of $10,939 of accrued interest was owed to Mr. Sadat under this obligation.

7. CONVERTIBLE DEBENTURES

Convertible Debentures

Through the end of the fiscal year ended February 28, 2007, the Company raised an aggregate of $3,781,000 from the issuance of convertible debentures (“convertible debentures”) under several private placement memorandum offerings. The debentures were convertible into the common stock of the Company at exercise prices ranging from $.48 to $.50 per share. The debentures bear interest at 7% per annum and are automatically converted into common stock after one year from the date of issuance, unless converted earlier. There were no convertible debentures issued during the year ended February 29, 2008.

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

The debt discount underlying the valuation of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 203%; and an expected life of the warrants of one year. The debt discount is being amortized over one year, the life of the convertible debentures. Total finance costs associated with the amortization of the warrants for the years ended February 29, 2008 and February 28, 2007 was $1,316,654 and $1,461,296, respectively.

During the year ended February 29, 2008, $2,498,500 of convertible debentures and $118,731 of related accrued interest were converted into 5,596,998 shares of common stock. During the year ended February 28, 2007, $262,500 of convertible debentures and $10,184 of related accrued interest were converted into 588,036 shares of common stock.

The following is a schedule of the aggregate amounts of outstanding convertible debentures as of February 28, 2007:

			Convertible
	Convertible	Unamortized	Debentures
February 28, 2007	Debentures -	Warrant	Net of Debt
	Gross	Discounts	Discount

Convertible debentures, non related parties	$2,348,500	$824,711	$1,523,789

Related party convertible debentures (Note 9)	$1,170,000	$491,943	$678,057

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The effective interest rate on aggregate convertible debentures inclusive of the amortization of the benefit on conversion and the amortization of the fair value of the warrants for the year ended February 28, 2007 was 73%.

On May 24, 2007, the Company’s Board of Directors issued a resolution to extend the maturity date of the convertible debentures issued pursuant to the Private Placement Memorandum dated January 23, 2006 and to increase the number of shares of common stock eligible for conversion. The number of warrants issued to convertible debenture holders was also adjusted to equal the number of shares to be issued upon conversion. In connection with the Board Resolution, the maturity date on the warrants was extended from two years to five years and the conversion rate of the exercise option was reduced from $.48 - $.50 per share to an adjusted conversion rate of $.4464 per share. The reduction in the conversion rate resulted in an increase of 455,226 additional warrants outstanding and an additional 455,226 shares of common stock eligible for conversion for the debenture holders. On account of the repricing of the conversion price and issuance of additional warrants, the Company recorded a finance cost of $445,326 for the year ended February 29, 2008.

8. EQUITY TRANSACTIONS

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

During the year ended February 29, 2008, $2,498,500 of convertible debentures and $118,731 of related accrued interest were converted into 5,596,998 shares of common stock. During the year ended February 28, 2007, $262,500 of convertible debentures and $10,184 of related accrued interest were converted into 588,036 shares of common stock (note 7).

In connection with a Private Placement Memorandum to accredited investors dated January 17, 2007, the Company entered into Subscription Agreements with various accredited investors for the sale of investment units (“Units”), with each Unit consisting of (i) one share of the Company’s common stock at $0.50 per share and (ii) a warrant to purchase one share of common stock at $1.50 per share. The warrants to not offer a “cashless exercise” provision and holders will be required to pay $1.50 per share to exercise each warrant. The warrants have a term of five years from the date of each underlying Subscription Agreement. The Company has agreed to pay the placement agents the equivalent of $173,125 of commissions (or 5% of the proceeds received from the sale of the Units) as compensation for their services.

During the years ended February 29, 2008 and February 28, 2007, investors purchased an aggregate of 4,377,500 and $375,000, respectively, in Units representing 8,755,000 (2008) and 750,000 (2007) shares of common stock at a price of $0.50 per share, and warrants to purchase an additional 8,755,000 (2008) and 750,000 (2007) shares of common stock at $1.50 per share. The fair value of the 8,755,000 warrants issued in connection with the January 17, 2007 private placement offering was $3,041,587. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

During the year ended February 29, 2008, the Company recognized $445,326 of finance costs in connection with additional shares issued to debenture holders as a result of the repricing of the investment units sold to debenture holders (note 7).

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 29, 2008, the Company recognized an aggregate of $326,000 (including $232,900 to a related party) of deferred finance costs in connection with the issuance of 270,000 (including 170,000 to a related party) shares of the Company’s common stock to various holders of unsecured promissory note obligations (see note 6). Total finance costs associated with the amortization of the deferred interest under these obligations for the year ended February 29, 2008 was $326,000.

Warrants

The following schedules present a summary of the activity of the aggregate number of warrants outstanding as of February 29, 2008:

Warrants outstanding	Aggregate	Number of
	Intrinsic Value	Warrants
Outstanding at February 28, 2007	$-	8,722,190
Granted	-	9,210,226
Exercised	-	-
Cancelled	-	(2,240,143)
Outstanding at February 29, 2008	$-	15,692,273

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	15,692,273	3.9 years	$ 1.50	15,692,273	$ 1.50

The fair value of the 8,755,000 warrants issued in connection with the private placement memorandum (dated January 17, 2007) during the year ended February 29, 2008 was calculated using the Black-Sholes pricing model with the following assumptions: Applicable risk-free interest rate based on the current treasury-bill interest rate at the date of grant of 3.5%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 203%; and an expected life of the warrants of five years.

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

9. RELATED PARTY TRANSACTIONS

On May 15, 2006, the Company entered into a capital lease obligation with Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the Chief Financial Officer and director of TAUG, for the acquisition of the first shipment of 28 buses to be used in our urban transportation operations in Cameroon. Under the terms of the lease agreement, TAUG was committed to lease payments of $200,000 per month for nine months commencing in October 2006, with total payments aggregating $1,500,000 of principal payments and $300,000 for deferred finance charges. As of February 28, 2007, $765,622 was outstanding under this lease obligation representing $800,000 of principal payments less $34,378 of deferred interest. The lease expired in June 2007, when all remaining principal and unpaid interest were repaid. The interest expense for the years ended February 29, 2008 and February 28, 2007 under this related party obligation was $34,378 and $265,622, respectively.

As of February 29, 2008, and February 28, 2007, an aggregate of $2,595,000 was $825,000, respectively, was borrowed from Tov. These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007. The Company is currently negotiating renewal provisions for these obligations with the Trustee of Tov.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which Tov could convert these debentures into 2,240,143 shares of common stock and warrants to purchase 2,240,243 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this $1,020,000 obligation are due on demand and bear interest at 7% per annum.

The interest expense for the years ended February 29, 2008 and February 28, 2007 under related party obligations due to Tov was $334,754 and $39,773, respectively. As of February 29, 2008 and February 28, 2007, accrued interest due to Tov under these related party obligations was $374,527 and $39,773, respectively.

During the year ended February 29, 2008, an aggregate of 170,000 shares of the Company’s common stock were issued to Tov in consideration for the Company being granted a deferred maturity date on $1,575,000 of outstanding promissory note obligations advanced by Tov (note 6). During the year ended February 29, 2008, total deferred finance costs charged to operations in connection with the issuance of these shares was $232,900.

On March 24, 2006, the Company was advanced $150,000 from the plan assets of a pension plan for the benefit of the Company’s chief financial officer, Seid Sadat (“related party debenture”) in connection with a private placement offering of 7% convertible debentures and stock warrants to accredited investors (note 7). Under the terms of the subscription agreement, the related party debenture is convertible into 336,022 shares of common stock. In connection with the subscription agreement for this related party debenture, the pension plan was also issued 5-year warrants to acquire an additional 336,022 shares of common stock at an exercise price of $1.50. On May 21, 2007, the related party debenture of $150,000 and $10,120 of accrued interest on the debenture were converted into 336,022 shares of common stock. The interest expense for the years ended February 29, 2008 and February 28, 2007 under this related party obligation was $157 and $9,963, respectively.

In January 2008, an unsecured creditor assigned the Company’s chief financial officer, Seid Sadat, $220,000 of outstanding borrowings owed to him by the Company (note 6). These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of February 29, 2008, an aggregate of $220,000 of principal and $10,939 of accrued interest was outstanding under this obligation. Total interest expense for the year ended February 29, 2008 under this related party obligation was $10,939.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For the years ended February 29, 2008 and February 28, 2007, the Company was charged an aggregate of $586,000 and $472,000, respectively, for these services including $42,000 of shared rent costs, by MSG under this consulting agreement. As of February 29, 2008 and February 28, 2007, $831,486 and $485,854 was owed to MSG, which is included in due to related party in the accompanying consolidated balance sheets as of February 29, 2008 and February 28, 2007. Seid Sadat is the managing partner of MSG and also the acting chief executive officer and chief financial officer of the Company.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

The components of the income tax provision are as follows:

For the year ended
		February 29, 2008		February 28, 2007
Current:	$		$
Federal		-		-
State		800		800
Cameroon		-		-
Total		800		800

Deferred
Federal		-		-
State		-		-
Cameroon		-		-
Total		-		-
Total Income Tax Provision
		$800		$800

	For the year ended
	February 29, 2008	February 28, 2007
Federal statutory rate	(34)%	(34)%
State tax expense net of federal tax	(6)%	(6)%
Changes in valuation allowance	40%	40%
Foreign income tax, Cameroon	(38.5)%	(38.5)%
Change in valuation allowance	38.5%	38.5%
Tax expense at actual rate	-	-

	For the year ended
	February 29, 2008	February 28, 2007
Net operating losses	$3,804,166	$2,728,825
Deferred tax asset	1,521,666	1,091,530
Valuation allowance	(1,521,666)	(1,091,530)
Net deferred tax asset	$-	$-

Through February 29, 2008, the Company incurred net operating losses for tax purposes of approximately $3,804,166. The net operating loss carry forward for federal and state purposes may be used to reduce taxable income through the year 2026. Net operating loss carry forwards for the state of California is generally available to reduce taxable income through the year 2012. The availability of the Company’s net operating loss carry forwards is subject to limitation. The provision for income taxes consists of the state minimum tax imposed on corporations.

The gross deferred tax asset balance as of February 29, 2008 has been offset in its entirety by a valuation allowance against the deferred tax asset given the uncertainty surrounding the eventual realization of the related deferred tax assets.

Utilization of the net operating loss carry forwards is subject to significant limitations imposed by the change in control rules under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate. A significant portion of the NOL may expire before it can be utilized.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
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

Employment Agreements

On July 31, 2007, the Company entered into an employment agreement with the president of the Company’s African operations, S. Lal Karsanbhai. Under the terms of the agreement, the Company agreed to remunerate the president cash compensation of $6,000 per month plus deferred compensation of $4,000 per month payable in stock through the duration of his employment. The Company has accrued $36,000 of deferred compensation owed to Mr. Karsanbhai as of February 29, 2008, representing deferred compensation payable under this employment agreement through the end of February 29, 2008.

Facility leases used in operations

The Company leases two agency facilities for their inter-city bus operations, LeCar, in the city of Yaoundé, Cameroon and an office building used by LeCar’s corporate, sales and administrative staff under non-cancellable operating lease agreements expiring in various years through 2027. The Company also leases a residential home in Cameroon that is used by its senior management personnel and various automobiles and equipment that are leased on a month-to-month basis.

The future minimum rental payments (exclusive of real estate taxes, maintenance, etc.) under the non-cancellable operating lease commitments are as follows:

Fiscal year ended February 28,
2009	$157,036
2010	135,376
2011	135,376
2012	135,376
2013	135,376
Thereafter	1,850,139
$2,548,679

Rent expense charged to operations for the fiscal years ended February 29, 2008 and February 28, 2007 was $409,892 and $362,961, respectively.

Loss contingency

The Company’s subsidiary, LeCar, subleases an agency physically located on the premises of a large hotel in Douala under a two year lease term. On May 15, 2007, the Company received notification from the management of the hotel to terminate the lease agreement and vacate the premises. The matter has been referred to legal counsel and is currently in mediation. In the event the cease and desist demand is upheld, the Company would be required to record an impairment charge of approximately $130,000, resulting from the write off construction in progress and other building improvement costs incurred by the Company on its agency facility.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 12, 2007, the Company’s subsidiary, Transnational Automotive Group, Cameroon S.A., was named a defendant in a breach of contract claim brought forth by its former ad agency, Nelson Cameroun (“Nelson”). The complaint alleges the Company wrongfully terminated its contract with Nelson prior to its expiration. The plaintiff was seeking damages of $300,000, representing amounts owed by the Company pursuant to the terms of the ad agency contract. The Company filed a counter-suit against Nelson alleging breach of good faith, breach of contract, fraud, misrepresentation, and negligence and breach of fiduciary duty. The Company is seeking unspecified amounts as compensatory damages pursuant to its cross-complaint. The Company has reserved $64,651, representing the entire accounts receivable balance due from Nelson as of February 29, 2008 pursuant to the terms of the ad agency agreement prior to its termination. The Company has not provided for any loss contingencies, in the event of an unfavorable outcome.

The Company is involved in various other legal claims and assessments. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

TRANSNATIONAL AUTOMOTICE GROUP, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. SEGMENT INFORMATION

			Corporate and
Year Ended February 29, 2008	LeBus (intra-city)	LeCar (inter-city)	Other	Consolidated

Net revenue	$3,935,415	$4,229,724	$-	$8,165,139

Cost of revenue	$3,960,132	$3,455,350	$-	$7,415,482

Operating expenses (excluding depreciation)	$1,880,900	$1,629,728	$1,796,876	$5,307,504

Depreciation	$36,517	$55,557	$6,000	$98,074

Other (income) expense	$(9,433)	$76,847	$2,581,205	$2,648,619

Net loss	$(1,932,701)	$(987,758)	$(4,384,081)	$(7,304,540)

Segment assets	$5,454,485	$2,170,461	$539,378	$8,164,324

			Corporate and
Year Ended February 28, 2007	LeBus (Intercity)	LeCar (inter-city	Other	Consolidated

Net revenue	$490,901	$531,685	$-	$1,022,586

Cost of revenue	$756,626	$451,211	$-	$1,207,837

Operating expenses (excluding depreciation)	$1,621,681	$331,258	$3,611,574	$5,564,513

Depreciation	$17,402	$3,608	$7,000	$28,010

Other (income) expense	$184,770	$80,384	$2,998,692	$3,263,846

Net income (loss)	$(1,558,677)	$(334,776)	$(6,617,266)	$(8,510,719)

Segment assets	$2,390,692	$1,502,489	$1,317,328	$5,210,509

13. SUBSEQUENT EVENT

On May 29, 2008, the Company was named a defendant in a lawsuit filed by one of its shareholders. The plaintiff alleges certain shareholders of the Company concluded an agreement amongst themselves to restructure the shares held by them in the Company. As a consequence of that agreement, the plaintiff alleges that 3.15 million shares allegedly held by him were cancelled by the shareholder group. The plaintiff has made demand upon the Company to reinstate and recognize his ownership of these 3.15 million allegedly cancelled shares. Additionally, the plaintiff is seeking damages equal to the fair market value of the 3.15 million shares. The Company’s management is currently evaluating the impact of this claim, if any, on its operations. The Company’s management believes the plaintiff’s claims are without merit and intends to vigorously defend against the claims brought forth by this lawsuit. The Company has not provided for any loss contingencies, in the event of an unfavorable outcome.