Form 10-Q
period 2008-05-31
Transnational Automotive Group, Inc.
filed 2008-07-21
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

As of July 21, 2008, the issuer had 51,679,036 shares of common stock outstanding.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-Q QUARTERLY REPORT

FOR THE THREE MONTH PERIOD ENDED MAY 31, 2008

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	February 29,
	2008	2008

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$944,938	$578,105
Other receivables, net	1,025,332	665,693
Prepaid expenses, advances and deposits	435,409	315,133
Inventory, net of reserve for obsolesence	315,910	304,978
Total current assets	2,721,589	1,863,909

PROPERTY, BUSES & EQUIPMENT, net	5,866,602	6,300,415

TOTAL ASSETS	$8,588,191	$8,164,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,621,820	$2,424,543
Deferred revenue	680,222	338,440
VAT and custom duty taxes payable to governmental agencies of Cameroon	3,882,987	3,377,287
Due to related parties	970,400	831,486
Notes payable, net of debt discount	260,000	110,000
Notes payable to related party, net of debt discount	2,815,000	2,815,000
Accrued interest (including $481,171 and $385,466 to related parties
as of May 31, 2008 and February 29, 2008, respectively)	502,989	403,792
Total current liabilities	11,733,418	10,300,548

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
51,679,036 and 51,179,036 shares issued and outstanding, respectively	51,679	51,179
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	16,137,286	15,837,786
Accumulated deficit	(19,761,959)	(18,376,186)
Other comprehensive gain - foreign currency	527,767	450,997
Total stockholders' deficit	(3,145,227)	(2,136,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,588,191	$8,164,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods
	Ended May 31,
	2008	2007
NET REVENUE
Transportation services	$1,914,609	$1,033,010
Government subsidy	785,126	481,188
Other	110,496	65,845
Total revenue	2,810,231	1,580,043

COST OF REVENUE - Transportation services	2,552,457	1,172,942

GROSS PROFIT	257,774	407,101

OPERATING EXPENSES
Sales and marketing	39,496	73,315
General and administrative	1,171,656	1,185,345
Stock based compensation	300,000	-
Depreciation and amortization	33,947	15,534
Foreign currency exchange gain	-	(57,185)

TOTAL OPERATING EXPENSES	1,545,099	1,217,009

OPERATING LOSS	(1,287,325)	(809,908)

OTHER (INCOME) EXPENSE
Finance costs from beneficial conversion feature	-	12,278
Finance costs from issuance of warrants	-	520,426
Loss on accident of buses	-	33,437
Interest expense	99,197	344,833
Interest income	(749)	(2)
TOTAL OTHER EXPENSE	98,448	910,972

Loss before Minority Interest	(1,385,773)	(1,720,880)

Minority interest in loss of subsidiary	-	-

NET LOSS	(1,385,773)	(1,720,880)

COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	76,770	-
COMPREHENSIVE INCOME	$(1,309,003)	$(1,720,880)

LOSS PER COMMON SHARE: BASIC
& DILUTED	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC & DILUTED	51,200,775	37,477,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Month Periods Ended May 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,385,773)	$(1,720,880)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Non-cash financing costs	99,197	345,699
Depreciation and amortization expense	670,465	241,077
Stock based compensation	300,000	-
Finance costs from beneficial conversion feature	-	12,278
Finance costs from issuance of warrants	-	520,426
Loss on impairment of fixed assets	-	33,437
(Increase) decrease in:
Other receivables	(343,079)	(54,892)
Prepaid expenses, advances and deposits	(113,211)	(31,399)
Inventory, net of reserve for obsolescence	(2,475)	(41,456)
Increase (decrease) in:
Accounts payable and accrued expenses	151,759	(411,211)
VAT and custom duty taxes payable to governmental agencies of Cameroon	414,222	-
Deferred revenue	334,263	-
Net cash provided by (used in) operating activities	125,368	(1,106,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, buses and equipment	(58,542)	(750,196)
Net cash used in investing activities	(58,542)	(750,196)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	138,914	529,700
Proceeds from issuance of unsecured promissory notes	150,000	1,150,000
Proceeds from issuance of common stock and warrants	-	1,015,000
Proceeds from stock subscriptions	-	150,000
Repayment of obligations under capital lease	-	(600,000)
Net cash provided by financing activities	288,914	2,244,700
EFFECT OF EXCHANGE RATE ON CASH	11,093	-

NET INCREASE IN CASH & CASH EQUIVALENTS	366,833	387,583
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	578,105	-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$944,938	$387,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$800
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassification of advance deposit on buses to property and equipment	$-	$1,680,957
Accrued custom duty/VAT taxes included in capital expenditures	$-	$1,145,782
Conversion of convertible debentures and accrued interest to
common stock and additional paid-in capital	$-	$967,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        DESCRIPTION OF BUSINESS

Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (collectively referred to hereinafter as “the Company” or “TAUG”) are engaged in the development and operations of mass public transportation systems in Cameroon, Africa. The Company’s current operations are comprised of an intra-city bus transit system in the capital city of Yaoundé under the brand name, LeBus, and an inter-city bus transit system between Yaoundé and Douala, known as “LeCar”. The Company’s mission is to become a leading transportation provider in Cameroon and other sub-Saharan African countries through the operations of its urban and rural transportation systems. The Company is in the process of establishing additional inter-city bus lines servicing other metropolitan regions within Cameroon. The Company’s objective is to expand its existing transportation operations in Cameroon and establish, develop and operate mass transit systems in other sub-Saharan African nations.

2.        BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been reflected therein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending February 28, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended February 29, 2008.

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

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iii) the Company's lack of liquidity and potential ability to raise additional capital, and (iv) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of May 31, 2008, the Company has an accumulated deficit of $19,761,959 as well as a working capital deficiency of $9,011,829.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended February 29, 2008, TAUG’s management determined that the functional currency of the Company was no longer the U.S. dollar, but instead the local currency, the Central African Franc (CFA). In making this determination, the Company considered that the majority of funds used in operations for 2008 were stated and transacted in CFA. Based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, effective December 1, 2007, translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of May 31, 2008, the cumulative translation adjustment of $527,767 is classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the three month period ended May 31, 2008, accumulated other comprehensive income was $76,770.

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

Other receivables
Other receivables consist primarily of Value Added Taxes (“VAT”) receivable due from various agencies of the government of Cameroon. VAT is a tax levied on the exchange of goods and services. The current VAT rate in Cameroon is 19.25% on the selling price of goods and services. Businesses are able to recover VAT on the purchase of goods and services that they buy to make further supplies or services directly or indirectly sold to end-users.

The Company does not accrue finance or interest charges on outstanding receivable balances. The carrying amount of other receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management periodically reviews all delinquent accounts receivable balances, if any, and based on an assessment of recoverability, estimates the portion, if any, of the balances that will not be collected.

Other receivables as of May 31, 2008 and February 29, 2008 are comprised of the following:

	May 31, 2008	February 29, 2008
VAT receivable	$809,086	$475,757
Insurance claim receivable	186,584	168,180
Other	29,662	21,756
	$1,025,332	$665,693

Supplier concentration
The Company purchases substantially all of its fuel used in operations from Texaco. During the three month periods ended May 31, 2008 and 2007, total purchases of fuel from Texaco were $709,698 and $409,334, respectively.

Inventory
Inventory consists of bus fuel and bus spare parts for internal consumption. All inventory is stated at the lower of cost, utilizing the

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value has been determined to be impaired or whose future utility appears limited. As of May 31, 2008, there was no obsolescence reserve.

The composition of ending inventory as of May 31, 2008 and February 29, 2008 is as follows:

	May 31,	February 29,
	2008	2008
Spare parts	$305,467	$260,820
Fuel	10,443	44,158

Total inventory	$315,910	$304,978

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. VAT taxes are accounted for on a gross basis and recorded as revenue. For the three month periods ended May 31, 2008 and 2007, total VAT taxes levied on ticket sales and included in cost of revenue were $347,923 and $167,819, respectively.

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

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three month periods ended May 31, 2008 and 2007 were anti-dilutive and, therefore, excluded from the calculation of net loss per share. The following potential common shares have been excluded from the computation of diluted net loss per share for the three month periods ended May 31, 2008 and 2007 because the effect would have been anti-dilutive.

	For the three month periods ended
	May 31,
	2008	2007
Shares to be issued upon conversion of convertible debentures	-	3,566,308
Warrants	15,692,273	11,207,416
Total	15,692,273	14,773,724

Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and (ii) operating loss and tax credit carry forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Segment Reporting
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which superceded SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company operates in two segments based on the sources of revenue: inter-city bus revenue, LeBus, and coach buses, LeCar (note 9).

Recent accounting pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business 9

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No. 141(R) to have a significant impact on its financial position or results of operations.

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

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

3.        PROPERTY, BUSES & EQUIPMENT

As of May 31, 2008 and February 29, 2008, property, buses, and equipment consist of the following:

	May 31,	February 29,
	2008	2008
Computer equipment	$86,595	$59,345
Computer software	49,859	48,512
Furniture and equipment	216,830	206,815
Land	294,150	286,201
Automotive equipment	5,797	5,641
Building improvements	464,470	418,998
Buses used in operations	7,887,803	7,674,632
	9,005,504	8,700,144
Less: accumulated depreciation and amortization	(3,196,715)	(2,461,980)
	5,808,789	6,238,164
Construction in progress	57,813	62,251
Total property and equipment	$5,866,602	$6,300,415

Depreciation and amortization expense for the three month periods ended May 31, 2008 and May 31, 2007 were $670,465 and $241,077, respectively.

4.        ACCOUNTS PAYABLE & ACCRUED EXPENSES & GOVERNMENT PAYABLES

(A) ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of May 31, 2008 and February 29, 2008, accounts payable and accrued expenses were comprised of the following:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	May 31,	February 29,
	2008	2008
Accounts payable	$1,654,607	$1,531,523
Payroll liabilities	76,630	180,878
Accrued expenses	209,676	297,964
Taxes payable to governmental agencies of Cameroon	485,458	224,012
Provision for fines and penalties	195,449	190,166
Total accounts payable and accrued expenses	$2,621,820	$2,424,543

(B) VAT AND CUSTOM DUTIES PAYABLE TO GOVERNMENT OF CAMEROON

As of May 31, 2008 and February 29, 2008, the Company owed $3,882,987 and $3,377,287 in Value Added Taxes (VAT) and custom duties payable to the government of Cameroon (“Government”). Subsequent to May 31, 2008 (see note 10), the Company received a formal letter from the Minister of Finance of Cameroon that provided for an exoneration of VAT and custom duty taxes on the Company’s purchase of city buses. The Company’s management is currently in the process of quantifying the amount of VAT and custom duty taxes that are subject to exoneration.

5.        NOTES PAYABLE

The Company issued various promissory notes payable, which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum.

•

As of May 31, 2008 and February 29, 2008, the Company had $260,000 and $110,000, respectively, outstanding due to various unrelated parties that bear interest at rates ranging from 8% to 10% per annum. The accrued interest on these notes payable as of May 31, 2008 and February 29, 2008 were $21,818 and $18,326, respectively.

•	As of May 31, 2008 and February 29, 2008, an aggregate of $2,815,000 was due to related parties (note 7), comprised as follows:

(i)

$2,595,000 was borrowed from Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the acting chief executive officer, chief financial officer and a director of the Company (note 9). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was initially due on May 12, 2007, including unpaid interest. The third installment of $750,000 was advanced on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which the trust could convert these debentures into 2,240,143 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this $1,020,000 obligation are due on demand and bear interest at 7% per annum. As of May 31, 2008 and February 29, 2008, an aggregate of $2,595,000 of unsecured promissory note obligations were due to Tov. As of May 31, 2008 and February 29, 2008, accrued interest due to Tov under these obligations was $462,469 and 374,527, respectively.

(ii)

In January 2008, an unsecured creditor assigned Seid Sadat $220,000 of outstanding borrowings owed to him by the Company. These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of May 31, 2008 and February 29, 2008, an aggregate of $220,000 was outstanding under this obligation. As of May 31, 2008 and February 29, 2008, an aggregate of $18,702 and $10,939 of accrued interest was owed to Mr. Sadat under this obligation.

6.        EQUITY TRANSACTIONS

Common stock

On May 27, 2008, the Company issued 500,000 shares of restricted common stock to an outside consulting firm engaged to assist the Company in raising capital. The Company recognized $300,000 of stock compensation expense in connection with the issuance of these shares.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following schedule presents a summary of the activity of the aggregate number of warrants outstanding for the three month period ended May 31, 2008:

Warrants outstanding	Number of
Warrants
Outstanding at February 29, 2008	15,692,273
Granted	-
Exercised	-
Cancelled	-
Outstanding at May 31, 2008	15,692,273

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	15,692,273	3.6 years	$ 1.50	15,692,273	$ 1.50

During the three month period ended May 31, 2008, the Company did not receive any proceeds from the exercise of outstanding warrants and did not recognize any expense related to warrants.

7.        RELATED PARTY TRANSACTIONS

As of May 31, 2008 and February 29, 2008, an aggregate of $2,595,000 was borrowed from Tov (note 5). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007. The Company is currently negotiating renewal provisions for these obligations with the Trustee of Tov.

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

The interest expense for the three month periods ended May 31, 2008 and May 31, 2007 under related party obligations due to Tov was $87,942 and $68,747, respectively. As of May 31, 2008 and February 29, 2008, accrued interest due to Tov under these related party obligations was $462,469 and $374,527, respectively.

In January 2008, an unsecured creditor assigned the Company’s chief financial officer, Seid Sadat, $220,000 of outstanding borrowings owed to him by the Company (note 5). These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of May 31, 2008 and February 29, 2008, an aggregate of $220,000 of principal and $18,702 (May 31, 2008) and $10,939 (February 29, 2008) of accrued interest was outstanding under this obligation. Total interest expense for the three month period ended May 31, 2008 under this related party obligation was $7,763.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For each of the three month periods ended May 31, 2008 and 2007, the Company was charged an aggregate of $146,500 for these services including $10,500 of shared rent costs, by MSG under this consulting agreement. As of May 31, 2008 and February 29, 2008, $962,000 and $815,500 was owed to MSG, which is included in due to related party in the accompanying consolidated balance sheets as of May 31, 2008 and February 29, 2008. Seid Sadat is the managing partner of MSG and also the acting chief executive officer and chief financial officer of the Company.

8.        COMMITMENTS AND CONTINGENCIES

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

Employment Agreements

On July 31, 2007, the Company entered into an employment agreement with the president of the Company’s African operations, S. Lal Karsanbhai. Under the terms of the agreement, the Company agreed to remunerate Mr. Karsanbhai cash compensation of $6,000 per month plus deferred compensation of $4,000 per month payable in stock through the duration of his employment. The Company has accrued $48,000 and $36,000 of deferred compensation owed to Mr. Karsanbhai as of May 31, 2008 and February 29, 2008, respectively, representing deferred compensation payable under this employment agreement through the end of each respective period.

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
$2,548,679

Rent expense charged to operations for the three month periods ended May 31, 2008 and 2007 was $138,111 and $81,613, respectively.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

9.        SEGMENT REPORTING

The Company operates in two segments based on the sources of revenue: inter-city bus revenue, LeBus, and coach buses, LeCar. The following table depicts the segment information by revenue source:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

			Corporate and
Three Month Period Ended May 31, 2008	LeBus (intra-city)	LeCar (inter-city)	Other	Consolidated
Net revenue	$1,553,605	$1,256,626	$-	$2,810,231
Cost of revenue	$1,520,040	$1,032,417	$-	$2,552,457
Operating expenses (excluding depreciation)	$495,749	$433,707	$581,696	$1,511,152
Depreciation	$10,448	$19,146	$4,353	$33,947
Other (income) expense	$-	$-	$98,448	$98,448
Net loss	$(472,632)	$(228,644)	$(684,497)	$(1,385,773)
Segment assets	$5,766,635	$2,375,818	$445,738	$8,588,191

			Corporate and
Three Month Period Ended May 31, 2007	LeBus (intra-city)	LeCar (inter-city)	Other	Consolidated
Net revenue	$711,656	$868,387	$-	$1,580,043
Cost of revenue	$438,776	$734,166	$-	$1,172,942
Operating expenses (excluding depreciation)	$286,541	$452,950	$461,984	$1,201,475
Depreciation	$7,714	$6,320	$1,500	$15,534
Other (income) expense	$18,208	$45,902	$846,862	$910,972
Net loss	$(39,583)	$(370,951)	$(1,310,346)	$(1,720,880)
Segment assets	$5,339,901	$1,541,804	$395,313	$7,277,018

10.      SUBSEQUENT EVENT

On June 30, 2008, the Company received affirmative confirmation from the Ministry of Finance of Cameroon that the Company will receive an exoneration of VAT and custom duty taxes from the Cameroonian government on its purchase of 48 city and coach buses used in operations. As a result, the Company’s management anticipates a significant portion of the VAT and custom duty taxes that have been unpaid and accrued as of May 31, 2008 will be accounted for as a debt discharge in the second quarterly period ended August 31, 2008. The Company’s management is currently in the process of quantifying the amount of VAT and custom duty taxes that are subject to exoneration.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the fiscal year ended February 29, 2008 included in our Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

In May of 2008, FSAB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. Management does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. Management does not believe this pronouncement will impact its financial statements.

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by category:

			Percentage
	Three Month Period Ended May 31,		Increase/
	2008	2007	Decrease
Transportation services	$1,914,609	$1,033,010	85%
Government subsidies	785,126	481,188	63%
Ancillary revenue	110,496	65,845	68%
Total revenue	$2,810,231	$1,580,043	78%

Total revenue increased $1,230,188 or 78 % for the three month period ended May 31, 2008 as compared to the three month period ended May 31, 2007. The increase in revenue over the prior year period was attributed to the addition of 30 city buses during the current quarter and $785,126 of government subsidies received in the current period compared to $481,188 of government subsidies received in the prior year period. Ancillary revenue is primarily comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We had 47 city buses and 15 coach buses, respectively, in operations during the three month period ended May 31, 2008.

During the three month period ended May 31, 2008, we received cash subsidies from the government of Cameroon for our city bus operations, LeBus. The government of Cameroon is a 34% shareholder in LeBus. Revenue from government subsidies are comprised of cash received from the government of Cameroon to help fund the operating costs of our city bus operations. We recognize revenue from government subsidies when the services have been performed and when collection is reasonably assured. While we have not negotiated a formalized subsidy program with the Cameroonian government, the amount of cash subsidies received during the current period was based on specified subsidies requested by management. We anticipate that future cash subsidies to be provided by the government of Cameroon will increase based on the expansion of our city bus operations in Yaoundé and other major cities within Cameroon. We are actively working with high-ranking government officials to formalize a subsidy agreements with the government for our city bus operations.

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

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the three month period ended May 31, 2008 was $2,552,457 or approximately 91% of revenue compared to $1,172,942, or approximately 74% of revenue for the three month period ended May 31, 2007. The increase in cost of revenue as a percentage of total revenue in the current year is primarily attributed to higher fuel expense as a percentage of total revenue in the current year period compared to prior year. The increase in cost of revenue is also attributed to an increase in depreciation and amortization, repair and maintenance costs and Value added taxes expense in the current quarter compared to the prior year. The increase in these costs is attributed to the expansion of our bus fleet primarily due to the addition of 30 city buses, which were placed in operation in June 2007.

			Percentage
	Three Month Period Ended May 31,		Increase/
	2008	2007	Decrease
Compensation expenses	$504,571	$211,899	138%
Cost of food and beverage sales	33,717	51,401	-34%
Fuel expense	705,662	345,032	105%
Insurance	105,497	75,320	40%
Maintenance and repairs	200,910	53,820	273%
Depreciation and amortization	636,518	225,543	182%
Value added taxes on ticket sales
included in revenue	347,923	167,819	107%
Other	17,659	42,108	-58%
Total cost of revenue	$2,552,457	$1,172,942	118%

	% of Revenue		Increase/Decrease
			in % of Revenue
	2008	2007	2008 vs. 2007
Compensation expenses	18%	13%	5%
Cost of food and beverage sales	1%	3%	-2%
Fuel expense	25%	22%	3%
Insurance	4%	5%	-1%
Maintenance and repairs	7%	3%	4%
Depreciation and amortization	23%	14%	9%
Value added taxes on ticket sales
included in revenue	12%	11%	1%
Other	1%	3%	-2%
Total cost of revenue	91%	74%	17%

Operating expenses

Operating expenses were as follows:

			Percentage
	Three Month Period Ended May 31,		Increase/
	2008	2007	Decrease
Sales and marketing	$39,496	$73,315	-46%
General and administrative	1,171,656	1,185,345	-1%
Stock based compensation	300,000	-	-
Depreciation and amortization	33,947	15,534	119%
Foreign currency translation gain	-	(57,185)	-100%
	$1,545,099	$1,217,009	27%

Sales and marketing: Sales and marketing expense consist primarily of advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense decreased by $33,819 for the three month period ended May 31, 2008 as compared to the prior year. The decline in sales and marketing costs over the prior year is primarily attributed to: 1) the termination of our contract with our former ad agency; and 2) certain non-recurring marketing and advertising expenditures incurred in the prior year for the pre-launch and start of our inter-city and city bus operations, which commenced in 2007.

General and administrative: General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses decreased by $13,689, or 1% over the previous year period. The decrease in our general and administrative expenses during the current year quarter is attributed primarily to the following activities:

  A decline in legal and professional fees compared to the prior year. Legal and professional costs in the prior year were primarily related to the establishment of our operations and the legal formation of our Cameroonian subsidiaries.

  A decline in corporate overhead costs primarily driven by a significant reduction in corporate and administrative salaries due to the resignation of our former chief executive officer in March 2008 and the elimination of certain administrative management positions at LeBus and LeCar. In an effort to reduce the administrative costs of our subsidiaries’ operations in Cameroon, we eliminated the general manager and other administrative positions at LeBus and LeCar, which contributed to the reduction of administrative overhead costs of these subsidiaries.

Stock based compensation: On May 27, 2008, we issued 500,000 shares of common stock to an outside consulting firm engaged to assist the Company in raising capital. We recognized $300,000 of compensation expense in connection with the issuance of these shares.

Depreciation and amortization: Depreciation and amortization expense increased by 119% over the prior year. The increase in depreciation and amortization expense charged to operations is attributed to an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements that were purchased in connection with the commencement of operations and build out of our operating facilities in Cameroon.

Foreign currency translation gain: Prior to December 1, 2007, we considered the U.S. dollar to be our functional currency given that, through December 1, 2007, the majority of all funds used in operations were funded in U.S. dollar. In determining the Company’s functional currency in the prior year, we considered various factors and economic indicators including: 1) The majority of the our operating expenses through November 30, 2007 were denominated in U.S. currency, 2) our acquisition financing of the buses used in operations were denominated in U.S. currency; and 3) the cash flows generated by our subsidiaries’ operations were not sufficient to service our existing debt obligations without cash infusions from the U.S. Parent Company. Accordingly, through November 30, 2007, accumulated exchange rate adjustments resulting from the process of translating the Company’s financial statements expressed in foreign currencies into U.S. dollars were reflected as income or loss in the accompanying consolidated statements of operations.

During the fourth quarter of our prior year, we determined that our functional currency was no longer the U.S. dollar, but instead the local currency, the Central African Franc (“CFA”). In making this determination, we considered that the majority of funds used in operations for the current year were stated and transacted in CFA. As such, based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, effective December 1, 2007, translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

The decline in foreign currency exchange gain from $57,185 in the prior year quarter was attributed to the change in our functional currency from the US dollar to the Cameroonian Franc in the current quarter. During the current year period, translation rate adjustments are reflected as a component of stockholders’ equity and comprehensive income in the accompanying consolidated financial statements.

Other income and expense

			Percentage
	Three Month Period Ended May 31,		Increase/
	2008	2007	Decrease
Finance costs from beneficial conversion	$-	$12,278	-100%
Finance costs from issuance of warrants	-	520,426	-100%
Loss on accident of buses	-	33,437	-100%
Interest expense	99,197	344,833	-71%
Interest income	(749)	(2)	37350%
Total other expense	$98,448	$910,972	-89%

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities. In connection with private placement offerings to accredited investors, we raised an aggregate of $3,638,500 from the issuance of 7% convertible debentures with attached warrants. The debentures were convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $0 and $520,426 for the three month periods ended May 31, 2008 and 2007, respectively. The warrants were amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument. During the current quarter, there were no unamortized deferred finance costs, resulting in no amortization of warrants.

Finance costs in connection with the beneficial conversion feature of convertible debentures were $0 in the current quarter compared to $12,278 in the prior year period.

We incurred $99,197 in the current quarter of interest expense on unsecured promissory note obligations. This compared to $344,833 of interest costs incurred in the prior year period on unsecured promissory note obligations, convertible debentures and a capital lease obligation. The decline in interest expense during the current year period was primarily attributed to:

  The conversion of the convertible debentures into common stock in the prior year
  A reduction in interest costs on $660,000 of unsecured promissory note obligations that were repaid in the prior year.
  Principal payments of $600,000 on a capital lease obligation in the prior year period, resulting in a corresponding decline in interest costs on this debt obligation.

Minority interest in loss of subsidiary

Several Cameroonian governmental agencies collectively own 34% of our majority-owned subsidiary, Transnational Industries, Cameroon, S.A., which operates our city bus transportation system, LeBus. Minority interest in loss of subsidiary represents these shareholders proportionate share of the loss from LeBus. We did not recognize the minority shareholders’ proportionate share in the loss of LeBus for the three month periods ended May 31, 2008 and 2007 because LeBus had an aggregate stockholders’ deficit balance and the minority shareholders are not obligated to fund losses in excess of their original investments in LeBus.

Net loss

Our net loss for the three month period ended May 31, 2008 decreased to $1,385,773 or $(.03) per share, from $1,720,080 or $(.05) per share for the three months ended May 31, 2007. The decrease in our net loss for the three month period ended May 31, 2008 was attributed to the following:

The reduction in our corporate overhead costs compared to the previous year, resulting in a decline in our overall general and administrative costs during the current year quarter compared to prior year.

A decrease in our financing costs during the current quarter compared to prior year. The decrease in finance costs was primarily attributed to a $520,426 decrease in finance costs from the issuance of warrants in the prior year period compared to the current year period. Additionally, other interest costs declined by $245,636 in the current quarter compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008, we had cash and cash equivalents of $944,938 compared to cash and cash equivalents of $387,583 as of May 31, 2007, representing an increase in our cash and cash equivalents of $557,355. The increase in our cash balances compared to the prior year was primarily attributed to $680,222 of deferred revenue as of May 31, 2008 compared to $0 deferred revenue as of May 31, 2007, representing cash subsidies collected from the government of Cameroon that will be earned in future periods.

	Three Month Period Ended May 31,		Increase/
	2008	2007	Decrease
Cash flows provided by (used in) operating activities	$125,368	$(1,106,921)	$1,232,289
Cash flows used in investing activities	(58,542)	(750,196)	691,654
Cash flows provided by financing activities	288,914	2,244,700	(1,955,786)
Effect of exchange rate on cash	11,093	-	11,093

Net increase in cash and cash equivalents	$366,833	$387,583	$(20,750)

Cash flows from operating activities

During the three month period ended May 31, 2008, cash flows provided by operating activities increased by $1,232,289 to $125,368 compared to cash flows used in operating activities of $1,106,921 for the three month period ended May 31, 2007. The increase in cash flows provided by operating activities for the current quarter was primarily due to:

  A $335,107 reduction in our net loss for the current quarter compared to the prior year quarter.
  An increase in non-cash operating costs including an increase in depreciation and amortization expense of $429,388.
  A $334,263 increase in deferred revenue during the current quarter compared to prior year quarter.

The increase in cash flows provided by operating activities during the three month period ended May 31, 2008 were offset by lower non-cash financing costs compared to the prior year period due to non-cash finance costs from the issuance of warrants and beneficial conversion feature, which aggregated $532,704 during the three month period ended May 31, 2007.

Cash flows from investing activities

Cash flows used in investing activities were primarily attributed to the purchase of capital expenditures. Cash flows for the purchase of capital expenditures were $58,542 and $750,196 during the three month periods ended May 31, 2008 and 2007, respectively. The decrease in capital expenditures during the current quarter were primarily due to a decline in capital infrastructure costs incurred compared to the previous year.

Cash flows from financing activities

Net cash provided by financing activities for the three month period ended May 31, 2008 decreased by $1,955,786 from $288,914 in the current quarter compared to $2,244,700 in the previous year period. The decrease in cash provided by financing activities was primarily attributed to a $1,000,000 decrease in cash provided from the issuance of unsecured promissory notes and a $1,015,000 decrease in cash provided from the issuance of common stock and warrants from private placement offerings.

Going concern

The consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have an accumulated deficit of $19,761,959 as of May 31, 2008 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements, and equity financing.

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

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) contains certain “forward-looking statements” and information relating to Transnational Automotive Group, Inc. and its wholly-owned and majority-owned subsidiaries (“TAUG”) that are based on the beliefs and assumptions made by TAUG’s management, as well as on information currently available to the management. Words such as “may”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and “should”, and variations of these words and similar expressions, are intended to identify these forward-looking statements. These forward-looking statements in this Report reflect the current views of TAUG with respect to possible future events and financial performance. Such forward-looking statements involve risks and uncertainties. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks and uncertainties under the caption “Risk Factors” in Item 1 in this Report and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document and the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances that occur after that date. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in the Company’s other filings made from time to time with the Securities and Exchange Commission. The safe harbor provisions of the Private Securities Reform Act of 1995 are not available to the Company.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our acting Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2008.

(b) Limitations on Controls Changes

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There was no change in our internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

No change since previous filing.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2008.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ Seid Sadat
Name: Seid Sadat
Title: Acting Chief Executive Officer and Chief Financial Officer