Form 10-Q
period 2008-08-31
Transnational Automotive Group, Inc.
filed 2008-10-20
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Large accelerated filer [   ]       Accelerated filer [   ]       Non-accelerated filer [   ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of October 20, 2008, the issuer had 51,679,036 shares of common stock outstanding.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-Q QUARTERLY REPORT

FOR THE SIX MONTH PERIOD ENDED AUGUST 31, 2008

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$273,556	$578,105
Accounts receivable, net	51,274	-
Other receivables, net	1,753,167	665,693
Prepaid expenses, advances and deposits	278,759	315,133
Inventory, net of reserve for obsolesence	351,817	304,978
Total current assets	2,708,573	1,863,909

PROPERTY, BUSES & EQUIPMENT, net	5,040,504	6,300,415

TOTAL ASSETS	$7,749,077	$8,164,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,535,680	$2,424,543
Deferred revenue	-	338,440
VAT and custom duty taxes payable to governmental agencies of Cameroon	1,634,292	3,377,287
Due to related parties	1,284,401	831,486
Notes payable, net of debt discount	260,000	110,000
Notes payable to related party, net of debt discount	2,815,000	2,815,000
Accrued interest (including $576,876 and $385,466 to related parties
as of August 31, 2008 and February 29, 2008, respectively)	604,693	403,792
Total current liabilities	9,134,066	10,300,548

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
51,679,036 and 51,179,036 shares issued and outstanding, respectively	51,679	51,179
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	16,137,286	15,837,786
Accumulated deficit	(17,866,569)	(18,376,186)
Other comprehensive gain - foreign currency	392,615	450,997
Total stockholders' deficit	(1,384,989)	(2,136,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,749,077	$8,164,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods		For the Six Month Periods
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007
NET REVENUE
Transportation services	$2,053,217	$1,510,455	$3,967,826	$2,543,465
Government subsidy	1,384,564	512,236	2,169,690	993,424
Other	132,575	111,075	243,071	176,920
Total revenue	3,570,356	2,133,766	6,380,587	3,713,809

COST OF REVENUE - Transportation services	2,488,681	1,916,048	5,041,138	3,088,990

GROSS PROFIT	1,081,675	217,718	1,339,449	624,819

OPERATING EXPENSES
Sales and marketing	17,147	30,084	56,643	103,399
General and administrative	1,092,276	1,227,201	2,263,932	2,412,546
Stock based compensation	-	-	300,000	-
Depreciation and amortization	32,494	25,230	66,441	40,764
Foreign currency exchange gain	-	(109,482)	-	(166,667)

TOTAL OPERATING EXPENSES	1,141,917	1,173,033	2,687,016	2,390,042

OPERATING LOSS	(60,242)	(955,315)	(1,347,567)	(1,765,223)

OTHER (INCOME) EXPENSE
Gain on extinguishment of government debt	(2,057,291)	-	(2,057,291)	-
Finance costs from beneficial conversion feature	-	109,704	-	121,982
Finance costs from issuance of warrants	-	430,241	-	950,667
Loss on accident of buses	-	29,837	-	63,274
Interest expense	101,704	266,965	200,901	611,798
Interest income	(45)	(7,719)	(794)	(7,721)
TOTAL OTHER (INCOME) EXPENSE	(1,955,632)	829,028	(1,857,184)	1,740,000

NET INCOME (LOSS)	1,895,390	(1,784,343)	509,617	(3,505,223)

COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(135,152)	-	(58,382)	-
COMPREHENSIVE INCOME (LOSS)	$1,760,238	$(1,784,343)	$451,235	$(3,505,223)

NET INCOME (LOSS) PER SHARE: BASIC	$0.04	$(0.04)	$0.01	$(0.09)

NET INCOME (LOSS) PER SHARE: DILUTIVE	$0.04	$(0.04)	$0.01	$(0.09)

SHARES USED IN PER SHARE CALCULATION:
BASIC	51,679,036	43,100,815	51,439,906	40,288,938
DILUTED	51,679,036	43,100,815	51,439,906	40,288,938

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Month Periods
	Ended August 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$509,617	$(3,505,223)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on extinguishment of debt	(2,057,291)	-
Non-cash financing costs	-	577,188
Depreciation and amortization expense	1,332,798	774,997
Stock based compensation	300,000	-
Finance costs from beneficial conversion feature	-	121,982
Finance costs from issuance of warrants	-	950,667
Loss on accident of buses	-	63,274
(Increase) decrease in:
Accounts receivable, net	(51,274)	-
Other receivables, net	(1,167,524)	(565,317)
Prepaid expenses, advances and deposits	29,101	(86,818)
Inventory, net of reserve for obsolescence	(57,512)	(163,192)
Increase (decrease) in:
Accounts payable and accrued expenses	369,219	557,619
VAT and custom duty taxes payable to governmental agencies of Cameroon	308,644	-
Deferred revenue	(347,973)	-
Net cash used in operating activities	(832,195)	(1,274,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, buses and equipment	(171,243)	(1,629,076)
Net cash used in investing activities	(171,243)	(1,629,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	452,915	222,832
Proceeds from issuance of unsecured promissory notes	150,000	1,150,000
Proceeds from issuance of common stock and warrants	-	3,677,500
Proceeds from stock subscriptions	-	550,000
Repayment of obligations under capital lease	-	(800,000)
Net cash provided by financing activities	602,915	4,800,332
EFFECT OF EXCHANGE RATE ON CASH	95,974	-

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(304,549)	1,896,433
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	578,105	-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$273,556	$1,896,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for taxes	$800	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassification of advance deposit on buses to property and equipment	$-	$1,680,957
Accrued custom duty/VAT taxes included in capital expenditures	$-	$1,311,494
Conversion of convertible debentures and accrued interest to
common stock and additional paid-in capital	$-	$1,171,025

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

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iii) the Company's lack of liquidity and potential ability to raise additional capital, and (iv) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of August 31, 2008, the Company has an accumulated deficit of $17,866,569 as well as a working capital deficiency of $6,425,493.

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

Funding of the Company's working capital deficiency, its current and future anticipated operating losses, and growth of the Company's transportation operations in Cameroon will require continuing capital investment. Historically, the Company has received funding through the issuance of convertible debentures and warrants issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received from unsecured promissory note arrangements, and the financing of its acquisition of buses through a capital lease obligation due to a related party. The Company's strategy is to fund its current and future cash requirements through the issuance of additional debt instruments, current and long-term borrowing 6

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

arrangements and additional equity financing.

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

During the year ended February 29, 2008, TAUG’s management determined that the functional currency of the Company was no longer the U.S. dollar, but instead the local currency, the Central African Franc (CFA). In making this determination, the Company considered that the majority of funds used in operations for 2008 were stated and transacted in CFA. Based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, effective December 1, 2007, translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of August 31, 2008, the cumulative translation adjustment of $392,615 is classified as an item of other comprehensive income in the stockholders’ deficit section of the consolidated balance sheet. For the three and six month periods ended August 31, 2008, accumulated other comprehensive loss was $135,152 and $58,382, respectively.

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

Other receivables
Other receivables consist primarily of Value Added Taxes (“VAT”) and subsidy receivables due from various agencies of the government of Cameroon. VAT is a tax levied on the exchange of goods and services. The current VAT rate in Cameroon is 19.25% on the selling price of goods and services. Businesses are able to recover VAT on the purchase of goods and services that they buy to make further supplies or services directly or indirectly sold to end-users. Subsidy receivable are amounts due from the government of Cameroon to subsidize the Company’s intra-city bus operations, LeBus.

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

Other receivables as of August 31, 2008 and February 29, 2008 are comprised of the following:

	(Unaudited) August 31, 2008	February 29, 2008
VAT receivable	$879,852	$475,757
Subsidy receivable	671,436	-
Insurance claim receivable	176,966	168,180
Other	24,913	21,756
	$1,753,167	$665,693

Supplier concentration
The Company purchases substantially all of its fuel used in operations from Texaco. During the six month period ended August 31, 2008, total purchases of fuel from Texaco were $1,345,058.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventory consists of bus fuel and bus spare parts for internal consumption. All inventory is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value has been determined to be impaired or whose future utility appears limited. As of August 31, 2008, there was no obsolescence reserve.

The composition of ending inventory as of August 31, 2008 and February 29, 2008 is as follows:

	(Unaudited)
	August 31,	February 29,
	2008	2008
Spare parts	$320,501	$260,820
Fuel	31,316	44,158

Total inventory	$351,817	$304,978

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. VAT taxes are accounted for on a gross basis and recorded as revenue. For the three and six month periods ended August 31, 2008, total VAT taxes levied on ticket sales and included in cost of revenue were $368,760 and $716,683, respectively. For the three and six month periods ended August 31, 2007, total VAT taxes levied on ticket sales were $272,296 and $440,115, respectively.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three and six month periods ended August 31, 2007 were anti-dilutive and, therefore, excluded from the calculation of net loss per share. The following potential common shares have been excluded from the computation of diluted net loss per share for the three and six month periods ended August 31, 2007 because the effect would have been anti-dilutive:

	(Unaudited)	(Unaudited)
	Three Months	Six Months
	Ended	Ended
	August 31, 2007	August 31, 2007
Shares to be issued upon conversion of
convertible debentures	5,421,147	5,421,147
Warrants	16,532,416	16,532,416
Total	21,953,563	21,953,563

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

Segment Reporting
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which superceded SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company operates in two segments based on the sources of revenue: intra-city bus revenue, LeBus, and inter-city bus revenue, LeCar (note 9).

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3. PROPERTY, BUSES & EQUIPMENT

As of August 31, 2008 and February 29, 2008, property, buses, and equipment consist of the following:

	(Unaudited)
	August 31,	February 29,
	2008	2008
Computer equipment	$88,179	$59,345
Computer software	47,289	48,512
Furniture and equipment	217,765	206,815
Land	278,987	286,201
Automotive equipment	5,498	5,641
Building improvements	452,562	418,998
Buses used in operations	7,559,395	7,674,632
	8,649,675	8,700,144
Less: accumulated depreciation and amortization	(3,664,003)	(2,461,980)
	4,985,672	6,238,164
Construction in progress	54,832	62,251
Total property and equipment	$5,040,504	$6,300,415

Depreciation and amortization expense for the three and six month periods ended August 31, 2008 were $662,333 and $1,332,798, respectively, and for the three and six month periods ended August 31, 2007 were $533,920 and $774,997, respectively.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS PAYABLE & ACCRUED EXPENSES & GOVERNMENT PAYABLES

(A) ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of August 31, 2008 and February 29, 2008, accounts payable and accrued expenses were comprised of the following:

	(Unaudited)
	August 31,	February 29,
	2008	2008
Accounts payable	$1,706,603	$1,531,523
Payroll liabilities	71,349	180,878
Accrued expenses	160,407	297,964
Taxes payable to governmental agencies of Cameroon	411,948	224,012
Provision for fines and penalties	185,373	190,166
Total accounts payable and accrued expenses	$2,535,680	$2,424,543

(B) VAT AND CUSTOM DUTIES PAYABLE TO GOVERNMENT OF CAMEROON

Since the establishment of TAUG’s intra-city mass transit operations in Cameroon, the Company’s management has been in negotiations with senior Cameroonian government officials to formalize various government subsidy programs to facilitate the operations of the Company’s urban mass transit system, LeBus. Subsidies under negotiations with the government included the Company’s acquisition of city buses subject to custom duty exoneration.

The Company had previously accrued for Value Added Taxes (VAT) and custom duty taxes on the purchase of city buses used in the operations of LeBus. On July 2, 2008, the Company received a formal letter from the Minister of Finance of Cameroon that provided for an exoneration of VAT and custom duty taxes on the Company’s purchase of 47 city buses used in the operations of LeBus. As a result of the formalized exoneration agreement, during the three month period ended August 31, 2008, the Company recognized a gain of $2,057,291, representing a gain on the extinguishment of VAT and custom duty taxes previously accrued on the purchase of the city buses.

As of August 31, 2008 and February 29, 2008, the Company owed $1,634,292 and $3,377,287 in VAT and custom duties payable to the government of Cameroon (“Government”).

5. NOTES PAYABLE

The Company issued various promissory notes payable, which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum.

  As of August 31, 2008 and February 29, 2008, the Company had $260,000 and $110,000, respectively, outstanding due to various unrelated parties that bear interest at rates ranging from 8% to 10% per annum. The accrued interest on these notes payable as of August 31, 2008 and February 29, 2008 were $27,817 and $18,326, respectively.

  As of August 31, 2008 and February 29, 2008, an aggregate of $2,815,000 was due to related parties (note 7), comprised as follows:

(i)

$2,595,000 was borrowed from Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the acting chief executive officer, chief financial officer and a director of the Company (note 7). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was initially due on May 12, 2007, including unpaid interest. The third installment of $750,000 was advanced on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which the trust could convert these debentures into 2,240,143 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this $1,020,000 obligation are due on demand and bear interest at 7% per annum. As of August 31, 2008 and February 29, 2008, an aggregate of $2,595,000 of unsecured promissory note obligations were due to Tov. As of August 31, 2008 and February 29, 2008, accrued interest due to Tov

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

under these obligations was $550,411 and 374,527, respectively.

(ii)

In January 2008, an unsecured creditor assigned Seid Sadat $220,000 of outstanding borrowings owed to him by the Company. These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of August 31, 2008 and February 29, 2008, an aggregate of $220,000 was outstanding under this obligation. As of August 31, 2008 and February 29, 2008, an aggregate of $26,465 and $10,939 of accrued interest was owed to Mr. Sadat under this obligation.

6. EQUITY TRANSACTIONS

Common stock

On May 27, 2008, the Company issued 500,000 shares of restricted common stock to an outside consulting firm engaged to assist the Company in raising capital. The Company recognized $300,000 of stock compensation expense in connection with the issuance of these shares.

Warrants

The following schedule presents a summary of the activity of the aggregate number of warrants outstanding for the six month period ended August 31, 2008:

Warrants outstanding	Number of
Warrants
Outstanding at February 29, 2008	15,692,273
Granted	-
Exercised	-
Cancelled	-
Outstanding at August 31, 2008	15,692,273

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	15,692,273	3.4 years	$ 1.50	15,692,273	$ 1.50

During the six month period ended August 31, 2008, the Company did not receive any proceeds from the exercise of outstanding warrants and did not recognize any expense related to warrants.

7. RELATED PARTY TRANSACTIONS

As of August 31, 2008 and February 29, 2008, an aggregate of $2,595,000 was borrowed from Tov (note 5). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007. The Company is currently negotiating renewal provisions for these obligations with the Trustee of Tov.

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

The interest expense for the three and six month periods ended August 31, 2008 under related party obligations due to Tov was

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$87,942 and $175,884, respectively. The interest expense for the three and six month periods ended August 31, 2007 under related party obligations due to Tov was $67,807 and $136,554, respectively. As of August 31, 2008 and February 29, 2008, accrued interest due to Tov under these related party obligations was $550,411 and $374,527, respectively.

In January 2008, an unsecured creditor assigned the Company’s chief financial officer, Seid Sadat, $220,000 of outstanding borrowings owed to him by the Company (note 5). These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of August 31, 2008 and February 29, 2008, an aggregate of $220,000 of principal and $26,465 (August 31, 2008) and $10,939 (February 29, 2008) of accrued interest was outstanding under this obligation. Total interest expense for the three and six month periods ended August 31, 2008 under this related party obligation was $7,763 and $15,527, respectively.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. The agreement also obligates the Company to reimburse MSG $3,500 per month in shared rent costs. For each of the six month periods ended August 31, 2008 and 2007, the Company was charged an aggregate of $456,901 and $146,500 for these services including $10,500 of shared rent costs, by MSG under this consulting agreement. As of August 31, 2008 and February 29, 2008, $1,272,401 and $815,500 was owed to MSG, which is included in due to related party in the accompanying consolidated balance sheets as of August 31, 2008 and February 29, 2008. Seid Sadat is the managing partner of MSG and also the acting chief executive officer and chief financial officer of the Company.

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

Employment Agreements

On July 31, 2007, the Company entered into an employment agreement with the president of the Company’s African operations, S. Lal Karsanbhai. Under the terms of the agreement, the Company agreed to remunerate Mr. Karsanbhai cash compensation of $6,000 per month plus deferred compensation of $4,000 per month payable in stock through the duration of his employment. The Company has accrued $60,000 and $36,000 of deferred compensation owed to Mr. Karsanbhai as of August 31, 2008 and February 29, 2008, respectively, representing deferred compensation payable under this employment agreement through the end of each respective period.

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

The future minimum rental payments (exclusive of real estate taxes, maintenance, etc.) under the non-cancellable operating lease commitments are as follows:

Fiscal year ended February 28,
2009	$153,078
2010	131,964
2011	131,964
2012	131,964
2013	131,964
Thereafter	1,805,781
$2,486,715

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense charged to operations for all of our office space and operating facilities for the three and six month periods ended August 31, 2008 were $108,184 and $246,295, respectively. Total rent expense charged to operations for all office and operating facilities for the three and six month periods ended August 31, 2007 were $115,327 and $197,391, respectively.

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

On May 29, 2008, the Company was named a defendant in a lawsuit filed by one of its shareholders.  The plaintiff alleges he was due 3.15 million shares from a consulting contract, that the 3.15 million shares were issued and wrongfully transferred to others.  The Company contends that the shares were issued as part of a plan to restructure the company that was later abandoned.  The plaintiff has made demand upon the Company to reinstate and recognize his ownership of these 3.15 million allegedly cancelled shares.  Additionally, the plaintiff is seeking damages equal to the fair market value of the 3.15 million shares.  The Company's management is currently evaluating the impact of this claim, if any, on its operations.  The Company's management believes the plaintiff's claims are without merit and intends to vigorously defend against the claims brought forth by this lawsuit.  The Company has not provided for any loss contingencies, in the event of an unfavorable outcome.

On June 23, 2008, the Company was named a defendant by a shareholder and former director of the Company. The complaint alleges the Company failed to transfer and register two million shares of the Company’s common stock to the plaintiff, who asserts the shares were assigned to him by Parker Transnational Industries, L.L.C., an entity previously owned and controlled by the Company’s founder and former chief executive officer. The plaintiff is seeking unspecified damages and conveyance of the two million shares of the Company’s common stock that is allegedly owned by the plaintiff. The Company believes the lawsuit is without merit and intends to vigorously defend against it. The case is currently in discovery and a trial date has not been set. The Company’s management cannot reasonably estimate the liability, if any, related to this claim, or the likelihood of an unfavorable settlement. Accordingly, no liability related to this contingency is accrued in the consolidated balance sheet as of August 31, 2008.

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

9. SEGMENT REPORTING

The Company operates in two segments based on the sources of revenue: inter-city bus revenue, LeBus, and coach buses, LeCar. The following table depicts the segment information by revenue source:

	LeBus		LeCar	Corporate
Three Month Period Ended August 31, 2008	(intra-city)		(inter-city)	and Other	Consolidated
Net revenue from unaffiliated customers	$2,132,175		$1,438,181	$-	$3,570,356
Cost of revenue	$1,453,688		$1,034,993	$-	$2,488,681
Operating expenses (excluding depreciation)	$320,883		$300,569	$487,971	$1,109,423
Depreciation	$13,652		$16,648	$2,194	$32,494
Interest expense	$-		$-	$101,704	$101,704
Income tax expense	$-		$-	$-	$-
Gain on extinguishment of debt	$(2,057,291)	$		$-	$(2,057,291)
Net income (loss)	$2,401,243		$85,971	$(591,824)	$1,895,390
Segment assets	$5,235,670		$2,163,598	$349,809	$7,749,077

	LeBus	LeCar	Corporate
Three Month Period Ended August 31, 2007	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unaffiliated customers	$1,084,365	$1,049,401	$-	$2,133,766
Cost of revenue	$967,032	$949,016	$-	$1,916,048
Operating expenses (excluding depreciation)	$297,689	$306,686	$543,428	$1,147,803
Depreciation	$8,699	$15,031	$1,500	$25,230
Interest expense	$-	$-	$266,965	$266,965
Income tax expense	$-	$-	$-	$-
Gain on extinguishment of debt	$-	$-	$-	$-
Net loss	$(190,975)	$(252,452)	$(1,340,916)	$(1,784,343)
Segment assets	$5,731,069	$2,281,236	$1,874,352	$9,886,657

	LeBus	LeCar	Corporate
Six Month Period Ended August 31, 2008	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unaffiliated customers	$3,685,780	$2,694,807	$-	$6,380,587
Cost of revenue	$2,973,728	$2,067,410	$-	$5,041,138
Operating expenses (excluding depreciation)	$816,632	$734,276	$1,069,667	$2,620,575
Depreciation	$24,100	$35,794	$6,547	$66,441
Interest expense	$-	$-	$200,901	$200,901
Income tax expense	$-	$-	$800	$800
Gain on extinguishment of debt	$(2,057,291)	$-	$-	$(2,057,291)
Net income (loss)	$1,928,611	$(142,673)	$(1,276,321)	$509,617
Segment assets	$5,235,670	$2,163,598	$349,809	$7,749,077
Capital expenditures	$101,197	$65,141	$4,905	$171,243

	LeBus	LeCar	Corporate
Six Month Period Ended August 31, 2007	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unaffiliated customers	$1,796,021	$1,917,788	$-	$3,713,809
Cost of revenue	$1,405,808	$1,683,182	$-	$3,088,990
Operating expenses (excluding depreciation)	$584,230	$759,636	$1,005,412	$2,349,278
Depreciation	$16,413	$21,351	$3,000	$40,764
Interest expense	$-	$-	$611,798	$611,798
Income tax expense	$-	$-	$800	$800
Net loss	$(230,558)	$(623,403)	$(2,651,262)	$(3,505,223)
Segment assets	$5,731,069	$2,281,236	$1,874,352	$9,886,657
Capital expenditures	$801,198	$827,590	$288	$1,629,076

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

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and Douala. LeCar has experienced a significant increase in ridership and ticket revenue since the launch of its operations. With a current fleet of 15 coach buses, LeCar is currently transporting approximately 30,000 passengers monthly and generating approximately $400,000 – 450,000 in monthly revenues from its inter-city bus operations.

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

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by category:

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2008	2007	Decrease	2008	2007	Decrease
Transportation services	$2,053,217	$1,510,455	36%	$3,967,826	$2,543,465	56%
Government subsidy	1,384,564	512,236	170%	2,169,690	993,424	118%
Other	132,575	111,075	19%	243,071	176,920	37%
Total revenue	$3,570,356	$2,133,766	67%	$6,380,587	$3,713,809	72%

Total revenue increased $1,436,590 or 67% for the three month period ended August 31, 2008 as compared to the three month period ended August 31, 2007 and increased $2,666,778 or 72% for the six month period ended August 31, 2008 as compared to the six month period August 31, 2007. The increase in revenue over the prior year was attributed to the addition of 30 city buses and an increase in government subsidies received in the current three and six month periods compared to the prior year. Ancillary revenue is primarily comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We have 47 city buses and 15 coach buses in operations during the current year.

During the three and six month periods ended August 31, 2008, we recognized $1,384,564 and $2,169,690, respectively, of subsidy revenue from the government of Cameroon for our city bus operations, LeBus. The government of Cameroon is a 34% shareholder in LeBus. Revenue from government subsidies are comprised of cash received from the government of Cameroon to help fund the operating costs of our city bus operations. We recognize revenue from government subsidies when the services have been performed and when collection is reasonably assured. While we have not negotiated a formalized subsidy program with the Cameroonian government, the amount of cash subsidies recognized as revenue for the three and six month periods ended August 31, 2008 were based on specified cash subsidies requested by management. The increase in government subsidies over the prior year three and six month periods is attributed to an increase of the number of city buses and bus lines in operations during the current three and six month periods compared to the prior year. The increase in our bus fleet and bus lines have enabled us to negotiate a significantly greater average monthly subsidy in the current year three and six month periods compared to the prior year. We are actively working with high-ranking government officials to formalize a subsidy agreement with the government for our city bus operations.

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

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the three month period ended August 31, 2008 was $2,488,681, or approximately 70% of revenue compared to $1,916,048, or approximately 90% of revenue for the three month period ended August 31, 2007. Cost of revenue for the six month period ended August 31, 2008 was $5,041,138, or approximately 79% of revenue compared to $3,088,990, or approximately 63% of revenue for the six month period ended August 31, 2007.

The increase in cost of revenue during the current three and six month periods compared to the prior year is attributed to the expansion of our bus fleet primarily due to the addition of 30 city buses, which were placed in operation in June 2007. Cost of revenue as a percentage of total revenue declined compared to the prior year. The decline in cost of revenue as a percentage of total revenue is due to several factors: 1) an increase in government subsidies compared to the prior year, resulting in a greater total revenue base compared to the prior year; 2) favorable economies of scale due to the expansion of our bus fleet; 3) and an increase in gross margins provided from ancillary revenue during the current three and six month periods. Ancillary revenue includes food/beverage sales and revenue generated from postal services.

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2008	2007	Decrease	2008	2007	Decrease
Compensation expenses	$500,013	$301,373	66%	$1,004,584	$513,272	96%
Cost of food and beverage sales	34,258	51,309	-33%	67,975	102,710	-34%
Fuel expense	619,581	565,034	10%	1,325,243	910,066	46%
Insurance	97,245	75,482	29%	202,742	150,802	34%
Maintenance and repairs	226,126	63,429	257%	427,036	117,249	264%
Depreciation and amortization	629,839	508,690	24%	1,266,357	734,233	72%
Value added taxes on ticket sales
included in revenue	368,760	272,296	35%	716,683	440,115	63%
Other	12,859	78,435	-84%	30,518	120,543	-75%
Total cost of revenue	$2,488,681	$1,916,048	30%	$5,041,138	$3,088,990	63%

	% of Revenue		Increase/Decrease	% of Revenue		Increase/Decrease
	Three Month Periods Ended		in % of	Six Month Periods Ended		in % of
	August 31,		Revenue	August 31,		Revenue
	2008	2007	2008 vs. 2007	2008	2007	2008 vs 2007
Compensation expenses	14%	14%	0%	16%	14%	2%
Cost of food and beverage sales	1%	2%	-1%	1%	3%	-2%
Fuel expense	17%	26%	-9%	21%	24%	-3%
Insurance	3%	4%	-1%	3%	4%	-1%
Maintenance and repairs	6%	3%	3%	7%	3%	4%
Depreciation and amortization	18%	24%	-6%	20%	20%	0%
Value added taxes on ticket sales
included in revenue	10%	13%	-3%	11%	12%	-1%
Other	1%	4%	-3%	0%	3%	-3%
Total cost of revenue	70%	90%	-20%	79%	83%	-4%

Operating expenses

Operating expenses were as follows:

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2008	2007	Decrease	2008	2007	Decrease

Sales and marketing	$17,147	$30,084	-43%	$56,643	$103,399	-45%
General and administrative	1,092,276	1,227,201	-11%	2,263,932	2,412,546	-6%
Stock based compensation	-	-	-	300,000	-	-
Depreciation and amortization	32,494	25,230	29%	66,441	40,764	63%
Foreign currency translation gain	-	(109,482)	-100%	-	(166,667)	-100%
Total operating expenses	$1,141,917	$1,173,033	-3%	$2,687,016	$2,390,042	12%

Sales and marketing: Sales and marketing expense consist primarily of advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense decreased by $12,937 for the three month period ended August 31, 2008 as compared to the three month period ended August 31, 2007 and decreased by $46,756 for the six month period ended August 31, 2008 as compared to the six month period ended August 31, 2007. The decline in sales and marketing costs over the prior year is primarily attributed to: 1) the termination of our contract with our former ad agency; and 2) certain non-recurring marketing and advertising expenditures incurred in the prior year for the pre-launch and start of our inter-city and city bus operations, which commenced in 2007.

General and administrative: General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses decreased by $134,925 and $148,614 for the three and six month periods ended August 31, 2008 as compared to the three and six month periods ended August 31, 2007, respectively. The decline in general and administrative expenses is attributed to:

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

Stock based compensation: On May 27, 2008, we issued 500,000 shares of common stock to an outside consulting firm engaged to assist the Company in raising capital. We recognized $300,000 of compensation expense in connection with the issuance of these shares during the three month period ended May 31, 2008.

Depreciation and amortization: Depreciation and amortization expense increased by 29% and 63% for the three and six month periods ended August 31, 2008 as compared to the three and six month periods ended August 31, 2007, respectively. The increase in depreciation and amortization expense charged to operations is attributed to an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements that were purchased in connection with the commencement of operations and build out of our operating facilities in Cameroon.

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

The decline in foreign currency exchange gain from $109,482 and $166,667 for the three and six month periods ended August 31, 2008 as compared to the prior year three and six month periods, respectively, was attributed to the change in our functional currency from the US dollar to the Cameroonian Franc in the current year. During the current year, translation rate adjustments are reflected as a component of stockholders’ equity and comprehensive income in the accompanying consolidated financial statements.

Other income and expense

	Three Month Periods Ended		Percentage	Six Month Periods Ended		Percentage
	August 31,		Increase/	August 31,		Increase/
	2008	2007	Decrease	2008	2007	Decrease

Gain on extinguishment of debt	$(2,057,291)	$-	-	$(2,057,291)	$-	-
Finance costs from beneficial
conversion feature	-	109,704	-100%	-	121,982	-100%
Finance costs from issuance of
warrants	-	430,241	-100%	-	950,667	-100%
Loss on impairment of fixed assets	-	29,837	-100%	-	63,274	100%
Interest expense	101,704	266,965	-62%	200,901	611,798	-67%
Interest income	(45)	(7,719)	-99%	(794)	(7,721)	-90%
Total other (income) expense	$(1,955,632)	$829,028	-336%	$(1,857,184)	$1,740,000	-207%

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities and a gain recognized during the three month period ended August 31, 2008 on the extinguishment of debt.

On July 2, 2008, the Company received a formal letter from the Minister of Finance of Cameroon that provided for an exoneration of VAT and custom duty taxes on the Company’s purchase of 47 city buses used in the operations of LeBus. As a result of the formalized exoneration agreement, during the three month period ended August 31, 2008, the Company recognized a gain of $2,057,291, representing a gain on the extinguishment of VAT and custom duty taxes previously accrued on the purchase of the city buses.

In connection with private placement offerings to accredited investors, we raised an aggregate of $3,638,500 from the issuance of 7% convertible debentures with attached warrants. The debentures were convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $430,241 and $950,667 for the three and six month periods ended August 31, 2007. The warrants were amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument. During the current three and six month periods ended August 31, 2008, there were no unamortized deferred finance costs, resulting in no amortization of warrants.

Finance costs in connection with the beneficial conversion feature of convertible debentures were $109,704 and $121,982 for the three and six month periods ended August 31, 2007. There were no finance costs incurred during the three and six month periods ended August 31, 2008 from the beneficial conversion feature of convertible debentures.

We incurred $101,704 and $200,901 of interest expense on unsecured promissory note obligations during the three and six month periods ended August 31, 2008, respectively. This compares to $266,965 and $611,798 of interest costs on unsecured promissory note and a capital lease obligation during the three and six month periods ended August 31, 2007, respectively. The decline in interest expense during the current year is primarily attributed to:

  The conversion of the convertible debentures into common stock in the prior year.
  A reduction in interest costs on $660,000 of unsecured promissory note obligations that were repaid in the prior year.
  Principal payments of $600,000 on a capital lease obligation in the prior year period, resulting in a corresponding decline in interest costs on this debt obligation.

Net income (loss)

Our net income for the three and six months ended August 31, 2008 of $1,895,390 and $509,617, respectively, was primarily attributed to the recognition of a $2,057,291 gain on extinguishment of debt during the three month period ended August 31, 2008. Excluding the impact of the gain, our net loss for the three and six month periods ended August 31, 2008 were $161,901 and $1,547,674, respectively. This compares to a net loss for the three and six month periods ended August 31, 2007 of $1,784,343 and $3,505,223, respectively. The decrease in our net loss before the effects of the gain on extinguishment of debt was primarily attributed to the following:

  A significant increase in gross profit from operations compared to the prior year. The increase in gross profit over the prior year was attributed to a substantial increase in revenue from government subsidies and an increase in gross profit margins on operations due to the expansion of our bus lines and resulting economies of scale.

  The reduction in our corporate overhead costs compared to the previous year, resulting in a decline in our overall general and administrative costs during the current year quarter compared to prior year.

  A decrease in our financing costs during the current year compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2008, we had cash and cash equivalents of $273,556 compared to cash and cash equivalents of $1,896,433 as of August 31, 2007, representing a decrease in our cash and cash equivalents of $1,622,877. The decrease in our cash balances compared to the prior year was primarily attributed to $4,227,500 of cash provided from the issuance of common stock and warrants in the prior year.

	August 31,		Increase/
	2008	2007	(Decrease)

Working capital
Current assets	$2,708,573	$3,007,556	$(298,983)
Current liabilities	9,134,066	10,282,356	(1,148,290)

Working capital deficit	$(6,425,493)	$(7,274,800)	$849,307

	Six Month Periods Ended
	August 31,		Increase/
	2008	2007	(Decrease)

Cash flows used in operating activities	$(832,195)	$(1,274,823)	$442,628
Cash flows used in investing activities	(171,243)	(1,629,076)	1,457,833
Cash flows provided by financing activities	602,915	4,800,332	(4,197,417)
Effect of exchange rate on cash	95,974	-	95,974

Net increase (decrease) in cash and cash equivalents	$(304,549)	$1,896,433	$(2,200,982)

Cash flows from operating activities

During the six month period ended August 31, 2008, cash flows used in operating activities decreased by $442,628 to $832,195 as compared to $1,274,823 for the six month period ended August 31, 2007. The decrease in cash flows used in operating activities compared to the prior year period is primarily due net income of $509,617 during the current period compared to a net loss of $3,505,223 in the prior period and offset by non-cash items including a $2,057,291 gain on extinguishment of debt during the current year and non-cash financing costs in the prior year period.

Cash flows from investing activities

Cash flows used in investing activities were $171,243 and $1,629,076 for the six month periods ended August 31, 2008 and 2007, respectively. The $1,457,833 decrease in cash flows used in investing activities during the current year is primarily due to cash disbursements for the acquisition of 30 additional city buses used in operations during the prior year. During the current year, there were no acquisitions of buses in operations.

Cash flows from financing activities

Net cash provided by financing activities for the six month period ended August 31, 2008 decreased by $4,197,417 from $602,915 in the current year compared to $4,800,332 in the previous year period. The decrease in cash provided by financing activities was primarily attributed to a $1,000,000 decrease in cash provided from the issuance of unsecured promissory notes, a $3,677,500 decrease in cash provided from the issuance of common stock and warrants from private placement offerings, and a $550,000 decrease in cash provided from stock subscriptions, and offset by the repayment of $800,000 of obligations under a capital lease in the prior year.

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

We have an accumulated deficit of $17,866,569 as of August 31, 2008 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements, and equity financing.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our acting Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2008.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2008.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ Seid Sadat
Name: Seid Sadat
Title: Acting Chief Executive Officer and Chief Financial Officer