Form 10-Q
period 2008-11-30
Transnational Automotive Group, Inc.
filed 2009-01-20
CIK 1158702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

As of January 20, 2009, the issuer had 51,679,036 shares of common stock outstanding.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

FORM 10-Q QUARTERLY REPORT

FOR THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2008

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,231,100	$578,105
Accounts receivable, net	37,943	-
Other receivables, net	1,168,886	665,693
Prepaid expenses, advances and deposits	345,158	315,133
Inventory, net of reserve for obsolesence	331,474	304,978
Total current assets	3,114,561	1,863,909

PROPERTY, BUSES & EQUIPMENT, net	3,810,339	6,300,415

TOTAL ASSETS	$6,924,900	$8,164,324

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,546,077	$2,424,543
Deferred revenue	274,329	338,440
VAT and custom duty taxes payable to governmental agencies of Cameroon	1,665,302	3,377,287
Due to related parties	1,417,147	831,486
Notes payable, net of debt discount	2,760,000	110,000
Notes payable to related party, net of debt discount	315,000	2,815,000
Accrued interest (including $57,541 and $385,466 to related parties
as of November 30, 2008 and February 29, 2008, respectively)	705,292	403,792
Total current liabilities	9,683,147	10,300,548

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 200,000,000 shares authorized;
51,679,036 and 51,179,036 shares issued and outstanding, respectively	51,679	51,179
Treasury (400,000 shares owned by subsidiary)	(100,000)	(100,000)
Additional paid in capital	16,137,286	15,837,786
Accumulated deficit	(18,671,742)	(18,376,186)
Other comprehensive gain (loss) - foreign currency	(175,470)	450,997
Total stockholders' deficit	(2,758,247)	(2,136,224)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,924,900	$8,164,324

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods		For the Nine Month Periods
	Ended November 30,		Ended November 30,
	2008	2007	2008	2007
NET REVENUE
Transportation services	$1,366,066	$1,753,413	$5,333,892	$4,296,878
Government subsidy	873,000	497,150	3,042,690	1,490,574
Other	269,638	71,702	512,709	248,622
Total revenue	2,508,704	2,322,265	8,889,291	6,036,074

COST OF REVENUE - Transportation services	2,093,795	2,293,790	7,134,933	5,382,780

GROSS PROFIT	414,909	28,475	1,754,358	653,294

OPERATING EXPENSES
Sales and marketing	7,840	30,372	64,483	133,771
General and administrative	844,499	902,667	3,108,431	3,314,413
Reserve for legal claims	251,000	250,000	251,000	250,000
Stock based compensation	-	-	300,000	-
Depreciation and amortization	30,949	27,067	97,390	67,831
Foreign currency exchange gain	-	(179,860)	-	(346,527)

TOTAL OPERATING EXPENSES	1,134,288	1,030,246	3,821,304	3,419,488

OPERATING LOSS	(719,379)	(1,001,771)	(2,066,946)	(2,766,194)

OTHER (INCOME) EXPENSE
Gain on extinguishment of debt	-	-	(2,057,291)	-
Finance costs from issuance of shares	-	186,018	-	308,000
Finance costs from issuance of warrants	-	346,074	-	1,296,741
Loss on accident of buses	-	2,917	-	66,191
Interest expense	100,628	226,902	301,529	838,700
Interest income	(1)	(14,903)	(795)	(22,624)
Other income	(14,833)	(18,983)	(14,833)	(18,183)
TOTAL OTHER (INCOME) EXPENSE	85,794	728,025	(1,771,390)	2,468,825

NET LOSS	(805,173)	(1,729,796)	(295,556)	(5,235,019)

COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(568,085)	-	(626,467)	-
COMPREHENSIVE LOSS	$(1,373,258)	$(1,729,796)	$(922,023)	$(5,235,019)

NET LOSS PER SHARE: BASIC & DILUTED	$ (0.02)	$ (0.04)	$ (0.01)	$ (0.12)

SHARES USED IN PER SHARE CALCULATION:
BASIC & DILUTED	51,679,036	48,012,835	51,520,854	42,741,007

Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Month Periods
	Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(295,556)	$(5,235,019)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on extinguishment of debt	(2,057,291)	-
Non-cash financing costs	301,500	445,326
Depreciation and amortization expense	1,905,064	1,368,659
Stock based compensation	300,000	-
Finance costs from issuance of shares	-	308,000
Finance costs from issuance of warrants	-	1,296,741
Loss on accident of buses	-	66,191
(Increase) decrease in:
Restricted cash	-	(64,193)
Accounts receivable, net	(44,173)	-
Other receivables, net	(709,460)	(635,978)
Prepaid expenses, advances and deposits	(92,810)	(107,030)
Inventory, net of reserve for obsolescence	(87,494)	(250,380)
Increase (decrease) in:
Accounts payable and accrued expenses	415,206	1,356,986
VAT and custom duty taxes payable to governmental agencies of Cameroon	691,525	-
Deferred revenue	(11,774)	-
Net cash provided by (used in) operating activities	314,737	(1,450,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, buses and equipment	(174,935)	(2,142,608)
Net cash used in investing activities	(174,935)	(2,142,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	585,661	362,247
Proceeds from issuance of unsecured promissory notes	150,000	1,150,000
Proceeds from issuance of common stock and warrants	-	4,377,500
Repayment of obligations under capital lease	-	(800,000)
Net cash provided by financing activities	735,661	5,089,747
EFFECT OF EXCHANGE RATE ON CASH	(222,468)	-

NET INCREASE IN CASH & CASH EQUIVALENTS	652,995	1,496,442
CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	578,105	-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$1,231,100	$1,496,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$29	$393,374
Cash paid for taxes	$800	$-
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Reclassification of advance deposit on buses to property and equipment	$-	$1,680,957
Accrued custom duty/VAT taxes included in capital expenditures	$-	$1,524,694
Conversion of convertible debentures and accrued interest to
common stock and additional paid-in capital	$-	$1,171,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Going Concern
The Company is subject to various risks in connection with the operation of its business including, among other things, (i) losses from operations, (ii) changes in the Company's business strategy, including the inability to execute its strategy due to unanticipated changes in the market, (iii) the Company's lack of liquidity and potential ability to raise additional capital, and (iv) the lack of historical operations necessary to demonstrate the eventual profitability of its business strategy. As of November 30, 2008, the Company has an accumulated deficit of $18,671,742 as well as a working capital deficiency of $6,568,586.

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

During the year ended February 29, 2008, TAUG’s management determined that the functional currency of the Company was no longer the U.S. dollar, but instead the local currency, the Central African Franc (CFA). In making this determination, the Company considered that the majority of funds used in operations for 2008 were stated and transacted in CFA. Based on the guidance provided in SFAS No. 152, “Foreign Currency Translation”, effective December 1, 2007, translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. As of November 30, 2008, the cumulative translation adjustment of $(175,470) is classified as an item of other comprehensive income (loss) in the stockholders’ deficit section of the consolidated balance sheet. For the three and nine month periods ended November 30, 2008, accumulated other comprehensive loss was $568,085 and $626,467, respectively.

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

Other receivables as of November 30, 2008 and February 29, 2008 are comprised of the following:

	November 30,	February 29,
	2008 (Unaudited)	2008
VAT receivable	$1,057,120	$475,757
Insurance claim receivable	111,766	168,180
Other	-	21,756
	$1,168,886	$665,693

Supplier concentration
The Company purchases substantially all of its fuel used in operations from Texaco. During the nine month period ended November 30, 2008, total purchases of fuel from Texaco were $1,860,932.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventory consists of bus fuel and bus spare parts for internal consumption. All inventory is stated at the lower of cost, utilizing the first-in, first-out method, or market. An obsolescence reserve is estimated for items whose value has been determined to be impaired or whose future utility appears limited. As of November 30, 2008, there was no obsolescence reserve.

The composition of ending inventory as of November 30, 2008 and February 29, 2008 is as follows:

	November 30,	February 29,
	2008 (Unaudited)	2008
Spare parts	$304,474	$260,820
Fuel	27,000	44,158

Total inventory	$331,474	$304,978

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

Revenue and Expense Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation” (EITF 06-03). EITF 06-03 applies to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer, and states that the presentation of such taxes on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. Additionally, for such taxes reported on a gross basis, the amount of such taxes should be disclosed in interim and annual financial statements if the amounts are significant. The provisions of EITF 06-03 are effective for interim and annual reporting periods beginning after December 15, 2006. On March 1, 2007, the Company adopted EITF 06-03. The Company collects certain Value Added Taxes (“VAT”) on its ticket sales, which are levied by the government of Cameroon. VAT taxes are accounted for on a gross basis and recorded as revenue. For the three and nine month periods ended November 30, 2008, total VAT taxes levied on ticket sales and included in cost of revenue were $313,294 and $1,029,977, respectively. For the three and nine month periods ended November 30, 2007, total VAT taxes levied on ticket sales were $281,381and $721,496, respectively.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The shares issuable upon the exercise of warrants and convertible debentures for the three and nine month periods ended November 30, 2008 and 2007 were anti-dilutive and, therefore, excluded from the calculation of net loss per share. The following potential common shares have been excluded from the computation of diluted net loss per share for the nine month periods ended November 30, 2008 and 2007 because the effect would have been anti-dilutive:

	Nine months ended November 30,
	2008	2007
Shares to be issued upon conversion of
convertible debentures	-	7,538,954
Warrants	15,692,273	17,932,416
Total	15,692,273	25,471,370

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3.	PROPERTY, BUSES & EQUIPMENT

As of November 30, 2008 and February 29, 2008, property, buses, and equipment consist of the following:

	November 30,	February 29,
	2008 (unaudited)	2008
Computer equipment	$85,259	$59,345
Computer software	40,772	48,512
Furniture and equipment	192,165	206,815
Land	240,538	286,201
Automotive equipment	4,741	5,641
Building improvements	390,192	418,998
Buses used in operations	6,517,587	7,674,632
	7,471,254	8,700,144
Less: accumulated depreciation and amortization	(3,708,191)	(2,461,980)
	3,763,063	6,238,164
Construction in progress	47,276	62,251
Total property and equipment	$3,810,339	$6,300,415

Depreciation and amortization expense for the three and nine month periods ended November 30, 2008 were $572,266 and $1,905,064, respectively, and for the three and nine month periods ended November 30, 2007 were $593,662 and $1,368,659, respectively.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS PAYABLE & ACCRUED EXPENSES & GOVERNMENT PAYABLES

(A) ACCOUNTS PAYABLE & ACCRUED EXPENSES

As of November 30, 2008 and February 29, 2008, accounts payable and accrued expenses were comprised of the following:

	November 30,	February 29,
	2008 (unaudited)	2008
Accounts payable	$1,383,936	$1,531,523
Payroll liabilities	101,714	180,878
Accrued expenses	781,317	297,964
Taxes payable to governmental agencies of Cameroon	119,284	224,012
Provision for fines and penalties	159,826	190,166
Total accounts payable and accrued expenses	$2,546,077	$2,424,543

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

The Company had previously accrued for Value Added Taxes (VAT) and custom duty taxes on the purchase of city buses used in the operations of LeBus. On July 2, 2008, the Company received a formal letter from the Minister of Finance of Cameroon that provided for an exoneration of VAT and custom duty taxes on the Company’s purchase of city buses used in the operations of LeBus. As a result of the formalized exoneration agreement, during the nine month period ended November 30, 2008, the Company recognized a gain of $2,057,291, representing a gain on the extinguishment of VAT and custom duty taxes previously accrued on the purchase of the city buses.

As of November 30, 2008 and February 29, 2008, the Company owed $1,665,302 and $3,377,287 in VAT and custom duties payable to the government of Cameroon (“Government”).

5. NOTES PAYABLE

The Company issued various promissory notes payable, which are unsecured, due on demand, and bear interest at rates ranging from 7% to 40% per annum.

As of November 30, 2008 and February 29, 2008, the Company had $2,760,000 and $110,000, respectively, outstanding due to various unrelated parties that bear interest at rates ranging from 8% to 10% per annum. The accrued interest on these notes payable as of November 30, 2008 and February 29, 2008 were $647,751 and $18,326, respectively.

As of November 30, 2008 and February 29, 2008, an aggregate of $315,000 and $2,815,000 was due to related parties (note 7), comprised as follows:

(i)

$2,595,000 was borrowed from Tov Trust (“Tov”), a trust whose trustee is Seid Sadat, the acting chief executive officer, chief financial officer and a director of the Company (note 9). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was initially due on May 12, 2007, including unpaid interest. The third installment of $750,000 was advanced on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was initially due on demand. The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which the trust could convert these debentures into 2,240,143 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this $1,020,000 obligation are due on demand and bear interest at 7% per annum. On September 1, 2008, Mr. Sadat acting in his capacity as the Trustee for the Tov Trust assigned $2,500,000 of principal and $614,000 of accrued interest on the Tov Trust loan to an unrelated third party. As of November 30, 2008 and February 29, 2008, an aggregate of $95,000 and $2,595,000 of unsecured promissory note obligations were due to Tov. As of November 30, 2008 and February 29, 2008, accrued interest due to Tov under these obligations was $23,397 and 374,527, respectively.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ii)

In January 2008, an unsecured creditor assigned Seid Sadat $220,000 of outstanding borrowings owed to him by the Company. These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of November 30, 2008 and February 29, 2008, an aggregate of $220,000 was outstanding under this obligation. As of November 30, 2008 and February 29, 2008, an aggregate of $34,144 and $10,939 of accrued interest was owed to Mr. Sadat under this obligation.

6. EQUITY TRANSACTIONS

Common stock

On May 27, 2008, the Company issued 500,000 shares of restricted common stock to an outside consulting firm engaged to assist the Company in raising capital. The Company recognized $300,000 of stock compensation expense in connection with the issuance of these shares.

Warrants

The following schedule presents a summary of the activity of the aggregate number of warrants outstanding for the six month period ended November 30, 2008:

Warrants outstanding	Number of
Warrants
Outstanding at February 29, 2008	15,692,273
Granted	-
Exercised	-
Cancelled	-
Outstanding at November 30, 2008	15,692,273

Outstanding Warrants			Exercisable Warrants
Range of		Weighted Average	Weighted Average
Exercise		Remaining	Exercise		Average Exercise
Price	Number	Contractual Life	Price	Number	Price

$ 1.50	15,692,273	3.1 years	$ 1.50	15,692,273	$ 1.50

During the nine month period ended November 30, 2008, the Company did not receive any proceeds from the exercise of outstanding warrants and did not recognize any expense related to warrants.

7. RELATED PARTY TRANSACTIONS

As of November 30, 2008 and February 29, 2008, an aggregate of $2,595,000 was borrowed from Tov (note 5). These borrowings were advanced in four separate installments. The first installment of $425,000 was advanced on November 6, 2006 and is unsecured, bearing interest at 10% and is due on demand. The second installment of $400,000 was advanced on February 12, 2007. Borrowings under the second advance are unsecured, bearing interest at 40% per annum, and was due on October 31, 2007, including unpaid interest. The third installment of $750,000 was borrowed on May 30, 2007 and is unsecured, bearing interest at 10% per annum and was due on October 31, 2007.

The fourth installment of $1,020,000 was advanced in November 2006 and was initially classified as a convertible debenture under which Tov could convert these debentures into 2,240,143 shares of common stock and warrants to purchase 2,240,243 shares of common stock. The debenture expired in December 2007 and the trustee of Tov did not elect conversion. Borrowings under this

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$1,020,000 obligation are due on demand and bear interest at 7% per annum. On September 1, 2008, Mr. Sadat acting in his capacity as the Trustee for the Tov Trust assigned $2,500,000 of principal and $614,000 of accrued interest on the Tov Trust loan to an unrelated third party.

The interest expense for the three and nine month periods ended November 30, 2008 under related party obligations due to Tov was $3,479 and $10,515, respectively. The interest expense for the three and nine month periods ended November 30, 2007 under related party obligations due to Tov was $66,077 and $202,631, respectively. As of November 30, 2008 and February 29, 2008, accrued interest due to Tov under these related party obligations was $23,397 and $374,527, respectively.

In January 2008, an unsecured creditor assigned the Company’s chief financial officer, Seid Sadat, $220,000 of outstanding borrowings owed to him by the Company (note 5). These amounts represented one-half of an unsecured promissory note obligation owed to this creditor by the Company, which was repaid to this creditor by Mr. Sadat. Borrowings under this related party obligation are unsecured, due on demand and bear interest at 14% per annum. As of November 30, 2008 and February 29, 2008, an aggregate of $220,000 of principal and $34,144 (November 30, 2008) and $10,939 (February 29, 2008) of accrued interest was outstanding under this obligation. Total interest expense for the three and nine month periods ended November 30, 2008 under this related party obligation was $7,679 and $23,206, respectively.

The Company entered into a consulting agreement with Magidoff Sadat & Gilmore, LLP (“MSG”), a professional services firm, pursuant to which MSG agreed to provide services to TAUG including assistance in managerial oversight, internal accounting and financial reporting, and advisory services. For each of the nine month periods ended November 30, 2008 and 2007, the Company was charged an aggregate of $571,647 and $418,500 for these services including $10,500 of shared rent costs, by MSG under this consulting agreement. As of November 30, 2008 and February 29, 2008, $1,405,147 and $815,500 was owed to MSG, which is included in due to related party in the accompanying consolidated balance sheets as of November 30, 2008 and February 29, 2008. Seid Sadat is the managing partner of MSG and also the acting chief executive officer and chief financial officer of the Company.

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

Employment Agreements
On July 31, 2007, the Company entered into an employment agreement with the president of the Company’s African operations, S. Lal Karsanbhai. Under the terms of the agreement, the Company agreed to remunerate Mr. Karsanbhai cash compensation of $6,000 per month plus deferred compensation of $4,000 per month payable in stock through the duration of his employment. The Company has accrued $72,000 and $36,000 of deferred compensation owed to Mr. Karsanbhai as of November 30, 2008 and February 29, 2008, respectively, representing deferred compensation payable under this employment agreement through the end of each respective period.

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

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fiscal year ended February 28,
2009	$153,078
2010	131,964
2011	131,964
2012	131,964
2013	131,964
Thereafter	1,805,781
$2,486,714

Total rent expense charged to operations for all of our office space and operating facilities for the three and nine month periods ended November 30, 2008 were $83,600 and $329,895, respectively. Total rent expense charged to operations for all office and operating facilities for the three and nine month periods ended November 30, 2007 were $107,808 and $305,199, respectively.

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

On May 29, 2008, the Company was named a defendant in a lawsuit filed by one of its shareholders. The plaintiff alleges he was due 3.1 million shares from a consulting contract, that the 3.1 million shares were issued and wrongfully transferred to others. The Company contends that the shares were issued as part of a plan to restructure the company that was later abandoned. The plaintiff has made demand upon the Company to reinstate and recognize his ownership of these 3.15 million allegedly cancelled shares. Additionally, the plaintiff is seeking damages equal to the fair market value of the 3.15 million shares. The Company's management is currently evaluating the impact of this claim, if any, on its operations. The Company's management believes the plaintiff's claims are without merit and intends to vigorously defend against the claims brought forth by this lawsuit. The Company has not provided for any loss contingencies, in the event of an unfavorable outcome.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

9. SUBSEQUENT EVENT

On January 9, 2009, the Company received a letter from Seid Sadat dated January 9, 2009 notifying the Company of his resignation from the Board of Directors of the Company and from his position as the Chief Financial Officer of the Company effective January 15, 2009. On January 9, 2009, the Company also received a letter from William Jacobson dated January 9, 2009 notifying the Company of his resignation from the Board of Directors of the Company effective January 15, 2009.

In May 2006, the Company was assessed a dead freight claim approximating $468,000 in connection with a breach of contract dispute with its sea freight carrier related to the first shipment of 28 buses from China to Cameroon. The claim arose out of the Company’s alleged failure and delinquency to procure the bus shipments within the terms of the underlying sea freight agreement. The Company’s management initiated settlement negotiations with its sea freight carrier to withdraw their monetary claim in exchange for contracting the carrier for future sea freight of 60 additional buses. On May 2, 2007, the Company satisfied a portion of their commitment under the settlement agreement with the sea freight carrier in connection with their purchase and shipment of 30 additional buses, which were delivered to Cameroon in May 2007. On January 8, 2009, the Company received a letter from the freight carrier asserting the Company remained liable for the $468,000 dead freight arising from the Company’s alleged failure to tender cargo for shipment aboard the freight carrier plus $34,000 of other charges. The freight carrier agreed to settle all alleged outstanding balances for $251,000, representing 50% of the dead freight claim. The Company’s management is currently evaluating the merits of the freight carrier’s claims. As of November 30, 2008, the total amount of $251,000 has been accrued in the accompanying consolidated financial statements.

10. SEGMENT REPORTING

The Company operates in two segments based on the sources of revenue: inter-city bus revenue, LeBus, and coach buses, LeCar. The following table depicts the segment information by revenue source:

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	LeBus	LeCar	Corporate
Three Month Period Ended November 30, 2008	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unafilliated customers	$1,516,233	$992,471	$-	$2,508,704
Cost of revenue	$1,289,769	$804,026	$-	$2,093,795
Operating expenses (excluding depreciation)	$209,242	$290,070	$604,027	$1,103,339
Depreciation	$9,739	$18,874	$2,336	$30,949
Interest expense	$-	$-	$100,628	$100,628
Income tax expense	$-	$-	$-	$-
Gain on extinguishment of debt	$-	$-	$-	$-
Net loss	$22,316	$(120,499)	$(706,990)	$(805,173)
Segment assets	$4,477,433	$2,035,955	$411,512	$6,924,900

	LeBus	LeCar	Corporate
Three Month Period Ended November 30, 2007	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unafilliated customers	$1,185,088	$1,137,177	$-	$2,322,265
Cost of revenue	$1,419,044	$874,746	$-	$2,293,790
Operating expenses (excluding depreciation)	$490,024	$289,316	$223,839	$1,003,179
Depreciation	$9,860	$15,707	$1,500	$27,067
Interest expense	$-	$-	$226,902	$226,902
Income tax expense	$-	$-	$-	$-
Net loss	$(407,068)	$(96,615)	$(1,226,113)	$(1,729,796)
Segment assets	$5,825,014	$2,219,666	$1,822,451	$9,867,131

	LeBus	LeCar	Corporate
Nine Month Period Ended November 30, 2008	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unafilliated customers	$5,202,013	$3,687,278	$-	$8,889,291
Cost of revenue	$4,263,497	$2,871,436	$-	$7,134,933
Operating expenses (excluding depreciation)	$1,025,874	$1,024,346	$1,673,694	$3,723,914
Depreciation	$33,839	$54,668	$8,883	$97,390
Other (income) expense	$(2,072,124)	$-	$300,734	$(1,771,390)
Interest expense	$-	$-	$301,529	$301,529
Income tax expense	$-	$-	$800	$800
Gain on extinguishment of debt	$(2,057,291)	$-	$-	$(2,057,291)
Net income (loss)	$1,950,927	$(263,172)	$(1,983,311)	$(295,556)
Segment assets	$4,477,433	$2,035,955	$411,512	$6,924,900

	LeBus	LeCar	Coroporate
Nine Month Period Ended November 30, 2007	(intra-city)	(inter-city)	and Other	Consolidated
Net revenue from unafilliated customers	$2,981,109	$3,054,965	$-	$6,036,074
Cost of revenue	$2,824,852	$2,557,928	$-	$5,382,780
Operating expenses (excluding depreciation)	$1,074,254	$1,048,952	$1,228,451	$3,351,657
Depreciation	$26,273	$37,058	$4,500	$67,831
Interest expense	$20,604	$14,074	$804,022	$838,700
Income tax expense	$-	$-	$800	$800
Net loss	$(637,626)	$(720,018)	$(3,877,375)	$(5,235,019)
Segment assets	$5,825,014	$2,219,666	$1,822,451	$9,867,131

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Urban bus operations (“LeBus”)

On October 12, 2005, we signed an agreement with the Government of Cameroon for TAUG to establish and exclusively manage the urban bus systems in Cameroon, starting with the country’s two major cities: the capital city of Yaoundé and the leading population and commercial center, Douala. Since the signing of the October 2005 agreement, we established a wholly-owned subsidiary, Transnational Automotive Group – Cameroon, SA (“TAUG-C”), headquartered in Yaoundé. TAUG-C, through its majority owned intra-city transportation operational company, Transnational Industries – Cameroon, S.A., known as “LeBus” officially commenced urban bus operations in Yaoundé on September 25, 2006. Our urban transportation system is currently comprised of 40 city buses, which serve six bus lines in Yaoundé.

Inter-city bus operations (“LeCar”)

LeCar is the brand name given to the Company’s inter-city coach bus operations in Cameroon. On December 8, 2006, we formed a wholly-owned subsidiary, LeCar Transportation Corporation, S.A. (”LeCar”).

On December 18, 2006, LeCar officially launched its inter-city operations, transporting passengers between the capital city of Yaoundé and Douala. LeCar has experienced a significant increase in ridership and ticket revenue since the launch of its operations. With a current fleet of 12 coach buses, LeCar is currently transporting approximately 30,000 passengers monthly and generating approximately $300,000 – 400,000 in monthly revenues from its inter-city bus operations.

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

RESULTS OF OPERATIONS

Revenue

The following table presents revenue by category:

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2008	2007	Decrease	2008	2007	Decrease
Transportation services	$1,366,066	$1,753,413	-22%	$5,333,892	$4,296,878	24%
Government subsidy	873,000	497,150	76%	3,042,690	1,490,574	104%
Other	269,638	71,702	276%	512,709	248,622	106%
Total revenue	$2,508,704	$2,322,265	8%	$8,889,291	$6,036,074	47%

Total revenue increased $186,439 or 8% for the three month period ended November 30, 2008 as compared to the three month period ended November 30, 2008 and increased $2,853,217 or 47% for the nine month period ended November 30, 2008 as compared to the nine month period November 30, 2007. The increase in revenue over the prior year was attributed to the addition of 30 city buses during the current three and nine month periods and an increase in government subsidies received in the current three and nine month periods compared to the prior year. Ancillary revenue is primarily comprised of food and beverage sales and postage and mail services provided on our inter-city bus lines. We have 40 city buses and 12 coach buses in operations during the current year.

During the current three and nine month periods ended November 30, 2008, we recognized $873,000 and $3,042,690, respectively, of subsidy revenue from the government of Cameroon for our city bus operations, LeBus. The government of Cameroon is a 34% shareholder in LeBus. Revenue from government subsidies are comprised of cash received from the government of Cameroon to help fund the operating costs of our city bus operations. We recognize revenue from government subsidies when the services have been performed and when collection is reasonably assured. While we have not negotiated a formalized subsidy program with the Cameroonian government, the amount of cash subsidies recognized as revenue for the three and nine month periods ended November 30, 2008 were based on specified cash subsidies requested by management. The increase in government subsidies over the prior year three and nine month periods is attributed to an increase of the number of city buses and bus lines in operations during the current three and nine month periods compared to the prior year. The increase in our bus fleet and bus lines have enabled us to negotiate a significantly greater average monthly subsidy in the current year three and nine month periods compared to the prior year. We are actively working with high-ranking government officials to formalize a subsidy agreement with the government for our city bus operations.

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

Cost of revenue

Cost of revenue is comprised primarily of fuel costs, cost of food and beverage sales, direct payroll, value-added taxes on ticket sales, insurance, repairs and maintenance of buses, depreciation expense on buses, and other ancillary costs. Cost of revenue for the three month period ended November 30, 2008 was $2,093,795 or approximately 83% of revenue compared to $2,293,790, or approximately 99% of revenue for the three month period ended November 30, 2007. Cost of revenue for the nine month period ended November 30, 2008 was $7,134,933, or approximately 80% of revenue compared to $5,382,780, or approximately 89% of revenue for the nine month period ended November 30, 2007.

The increase in cost of revenue during the current nine month periods compared to the prior year is attributed to the expansion of our bus fleet primarily due to the addition of 30 city buses, which were placed in operation in June 2007. Cost of revenue as a percentage of total revenue declined compared to the prior year. The decline in cost of revenue as a percentage of total revenue is due to several factors: 1) an increase in government subsidies compared to the prior year, resulting in a greater total revenue base compared to the prior year; 2) favorable economies of scale due to the expansion of our bus fleet; 3) and an increase in gross margins provided from ancillary revenue during the current three and nine month periods. Ancillary revenue includes food/beverage sales and revenue generated from postal services.

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2008	2007	Decrease	2008	2007	Decrease
Compensation expenses	$454,826	$390,807	16%	$1,459,410	$904,079	61%
Cost of food and beverage sales	20,823	33,568	-38%	88,798	136,278	-35%
Fuel expense	440,647	608,436	-28%	1,765,890	1,518,502	16%
Insurance	95,084	135,964	-30%	297,826	286,766	4%
Maintenance and repairs	216,803	245,748	-12%	643,839	362,997	77%
Depreciation and amortization	541,317	566,595	-4%	1,807,674	1,300,828	39%
Value added taxes on ticket sales
included in revenue	313,294	281,381	11%	1,029,977	721,496	43%
Other	11,001	31,291	-65%	41,519	151,834	-73%
Total cost of revenue	$2,093,795	$2,293,790	-9%	$7,134,933	$5,382,780	33%

	% of Revenue		Increase/Decrease	% of Revenue		Increase/Decrease
	Three Month Periods Ended		in % of	Nine Month Periods Ended		in % of
	November 30,		Revenue	November 30,		Revenue
	2008	2007	2008 vs. 2007	2008	2007	2008 vs 2007
Compensation expenses	18%	17%	1%	16%	15%	1%
Cost of food and beverage sales	1%	2%	-1%	1%	2%	-1%
Fuel expense	17%	26%	-9%	20%	24%	-4%
Insurance	4%	6%	-2%	3%	5%	-2%
Maintenance and repairs	9%	11%	-2%	7%	6%	1%
Depreciation and amortization	22%	24%	-2%	20%	22%	-2%
Value added taxes on ticket sales
included in revenue	12%	12%	0%	12%	12%	0%
Other	0%	1%	-1%	1%	3%	-2%
Total cost of revenue	83%	99%	-16%	80%	89%	-9%

Operating expenses

Operating expenses were as follows:

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2008	2007	Decrease	2008	2007	Decrease

Sales and marketing	$7,840	$30,372	-74%	$64,483	$133,771	-52%
General and administrative	844,499	902,667	-6%	3,108,431	3,314,413	-6%
Stock based compensation	-	-	0%	300,000	-	-
Reserve for legal claims	251,000	250,000	0%	251,000	250,000	0%
Depreciation and amortization	30,949	27,067	14%	97,390	67,831	44%
Foreign currency translation gain	-	(179,860)	-100%	-	(346,527)	-100%
Total operating expenses	$1,134,288	$1,030,246	10%	$3,821,304	$3,419,488	12%

Sales and marketing: Sales and marketing expense consist primarily of advertising expenditures, promotional expenditures and fees to marketing and public relations firms. Sales and marketing expense decreased by $22,532 for the three month period ended November 30, 2008 as compared to the three month period ended November 30, 2007 and decreased by $69,288 for the nine month period ended November 30, 2008 as compared to the nine month period ended November 30, 2007. The decline in sales and marketing costs over the prior year is primarily attributed to: 1) the termination of our contract with our former ad agency; and 2) certain non-recurring marketing and advertising expenditures incurred in the prior year for the pre-launch and start of our inter-city and city bus operations, which commenced in 2007.

General and administrative: General and administrative expenses are comprised of office and administration expenditures, professional and consulting fees, corporate and administrative payroll and related payroll taxes, rent and travel costs. General and administrative expenses decreased by $58,168 and $205,982 for the three and nine month periods ended November 30, 2008 as compared to the three and nine month periods ended November 30, 2007, respectively.

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

Depreciation and amortization: Depreciation and amortization expense increased by 14% and 44% for the three and nine month periods ended November 30, 2008 as compared to the three and nine month periods ended November 30, 2007, respectively. The increase in depreciation and amortization expense charged to operations is attributed to an increase in depreciable assets, including office furniture and equipment, computer equipment and software, automotive equipment and building improvements that were purchased in connection with the commencement of operations and build out of our operating facilities in Cameroon.

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

The decline in foreign currency exchange gain from $179,860 and $346,527 for the three and nine month periods ended November 30, 2008 as compared to the prior year three and nine month periods, respectively, was attributed to the change in our functional currency from the US dollar to the Cameroonian Franc in the current quarter. During the current year, translation rate adjustments are reflected as a component of stockholders’ equity and comprehensive income in the accompanying consolidated financial statements.

Other income and expense

	Three Month Periods Ended		Percentage	Nine Month Periods Ended		Percentage
	November 30,		Increase/	November 30,		Increase/
	2008	2007	Decrease	2008	2007	Decrease

Gain on extinguishment of debt	$-	$-	-	$(2,057,291)	$-	-
Finance costs from issuance
of shares	-	186,018	-100%	-	308,000	-100%
Finance costs from issuance of
warrants	-	346,074	-100%	-	1,296,741	-100%
Loss on impairment of fixed assets	-	2,917	-100%	-	66,191	100%
Interest expense	100,628	226,902	-56%	301,529	838,700	-64%
Interest income	(1)	(14,903)	-100%	(795)	(22,624)	100%
Other income	(14,833)	(18,983)	-22%	(14,833)	(18,183)	-18%
Total other (income) expense	$85,794	$728,025	-88%	$(1,771,390)	$2,468,825	-172%

Other income and expenses are comprised primarily of finance costs associated with funding our operating activities and a gain recognized during the three month period ended August 31, 2008 on the extinguishment of debt.

On July 2, 2008, the Company received a formal letter from the Minister of Finance of Cameroon that provided for an exoneration of VAT and custom duty taxes on the Company’s purchase of 47 city buses used in the operations of LeBus. As a result of the formalized exoneration agreement, during the nine month period ended November 30, 2008, the Company recognized a gain of $2,057,291, representing a gain on the extinguishment of VAT and custom duty taxes previously accrued on the purchase of the city buses.

In connection with private placement offerings to accredited investors, we raised an aggregate of $3,638,500 from the issuance of 7% convertible debentures with attached warrants. The debentures were convertible into shares of our common stock at an exercise price of .4464 per share. Finance costs from the amortization of deferred financing costs from the issuance of warrants were $346,074 and $1,296,741 for the three and nine month periods ended November 30, 2007. The warrants were amortized over a period of one year from the date of issue, representing the term of the underlying debt instrument. During the current three and nine month periods ended November 30, 2008, there were no unamortized deferred finance costs, resulting in no amortization of warrants.

We incurred $100,628 and $301,529 of interest expense on unsecured promissory note obligations during the three and nine month periods ended November 30, 2008, respectively. This compares to $226,902 and $838,700 of interest costs on unsecured promissory note and a capital lease obligation during the three and nine month periods ended November 30, 2007, respectively. The decline in interest expense during the current year is primarily attributed to:

  The conversion of the convertible debentures into common stock in the prior year.
  A reduction in interest costs on $660,000 of unsecured promissory note obligations that were repaid in the prior year.
  Principal payments of $600,000 on a capital lease obligation in the prior year period, resulting in a corresponding decline in interest costs on this debt obligation.

Net income (loss)

Our net loss for the nine month ended November 30, 2008 of $295,556 was primarily attributed to the recognition of a $2,057,291 gain on extinguishment of debt during the nine month period ended November 30, 2008. Excluding the impact of the gain, our net loss for the nine month period ended November 30, 2008 was $2,352,847. This compares to a net loss for the nine month periods ended November 30, 2007 of $5,235,019, respectively. The decrease in our net loss before the effects of the gain on extinguishment of debt was primarily attributed to the following:

  An increase in gross profit from operations compared to the prior year. The increase in gross profit over the prior year was attributed to a substantial increase in revenue from government subsidies and an increase in gross profit margins on operations due to the expansion of our bus lines and resulting economies of scale.

  The reduction in our corporate overhead costs compared to the previous year, resulting in a decline in our overall general and administrative costs during the current year quarter compared to prior year.

  A decrease in our financing costs during the current year compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008, we had cash and cash equivalents of $1,231,100 compared to cash and cash equivalents of $1,496,442 as of November 30, 2007, representing a decrease in our cash and cash equivalents of $265,342. The decrease in our cash balances compared to the prior year was primarily attributed to $4,227,500 of cash provided from the issuance of common stock and warrants in the prior year.

	November 30,		Increase/
	2008	2007	(Decrease)

Working capital
Current assets	$3,114,561	$2,849,819	$264,742
Current liabilities	9,683,147	11,850,039	(2,166,892)

Working capital deficit	$(6,568,586)	$(9,000,220)	$2,431,634

	Nine Month Periods Ended
	November 30,		Increase/
	2008	2007	(Decrease)

Cash flows used in operating activities	$314,737	$(1,450,697)	$1,765,434
Cash flows used in investing activities	(174,935)	(2,142,608)	1,967,673
Cash flows provided by financing activities	735,661	5,089,747	(4,354,086)
Effect of exchange rate on cash	(222,468)	-	(222,468)

Net increase in cash and cash equivalents	$652,995	$1,496,442	$(843,447)

Cash flows from operating activities

During the nine month period ended November 30, 2008, cash flows provided by operating activities increased by $1,765,434 to $314,737 as compared to $1,450,697 decrease in cash flows used in operating activities for the nine month period ended November 30, 2007. The increase in cash flows used in operating activities compared to the prior year period is primarily due to a net loss of $295,556 during the current period compared to a net loss of $5,235,019 in the prior period and offset by non-cash items including a $2,057,291 gain on extinguishment of debt during the current year and non-cash financing costs in the prior year period.

Cash flows from investing activities

Cash flows used in investing activities were $174,935 and $2,142,608 for the nine month periods ended November 30, 2008 and 2007, respectively. The $1,967,673 decrease in cash flows used in investing activities during the current year is primarily due to cash disbursements for the acquisition of 30 additional city buses used in operations during the prior year. During the current year, there were no acquisitions of buses in operations.

Cash flows from financing activities

Net cash provided by financing activities for the nine month period ended November 30, 2008 decreased by $4,354,086 from $735,661 in the current year compared to $5,089,747 in the previous year period. The decrease in cash provided by financing activities was primarily attributed to a $1,000,000 decrease in cash provided from the issuance of unsecured promissory notes, a $3,677,500 decrease in cash provided from the issuance of common stock and warrants from private placement offerings, and a $550,000 decrease in cash provided from stock subscriptions, and offset by the repayment of $800,000 of obligations under a capital lease in the prior year.

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

We have an accumulated deficit of $18,671,742 as of November 30, 2008 as well as a significant working capital deficit. Our future operating success is dependent on our ability to generate positive cash flows from our bus operations in Cameroon. Our ability to generate positive cash flows is predicated on achieving certain economies of scale in our business, which will involve the acquisition of additional buses for our operations and additional capital investment in infrastructure, employee training and other resources for our growth. In order to achieve this goal, we will need to raise a significant amount of capital for the acquisition of additional buses and related costs. Funding of our working capital deficit, current and future operating losses, and growth of the Company’s transportation operations in Cameroon and other countries will require continuing capital investment. Historically, we have received funding through the issuance of convertible debentures and warrants to acquire common stock issued in connection with private placement offerings, the issuance of common stock and subscriptions to acquire common stock, advances received under unsecured promissory note obligations, and the financing of the acquisition of our buses through a capital lease obligation due to a related party trust. Our strategy is to fund our current and anticipated future cash requirements through the issuance of additional convertible debt instruments, common stock warrants, unsecured borrowing arrangements, and equity financing.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 20, 2009.

TRANSNATIONAL AUTOMOTIVE GROUP, INC.

By:	/s/ Santos Mummey
Name: Santos Mummey
Title: Acting Chief Executive Officer and Chief Financial Officer